Form 10-Q
period 1996-03-31
ALTERNATIVE RESOURCES CORP
filed 1996-05-14
CIK 920521

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                            Commission file number 0-23940


                          ALTERNATIVE RESOURCES CORPORATION
                (Exact name of registrant as specified in its charter)

Delaware                                                   38-2791069
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

    75 Tri-State International, Suite 100, Lincolnshire, IL          60069
         (Address of principal executive offices)                  (Zip code)

                                    (847) 317-1000
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X  NO     .
                                       -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    15,459,467 shares of Common Stock outstanding as of April 27, 1996.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)




                                        ASSETS
                                                                                                   December 31,     March 31,
                                                                                                       1995            1996
                                                                                                   -----------    -----------
                                                                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                                                      $    4,639     $    8,152
    Short-term investments                                                                             12,341         13,190
    Trade accounts receivable, net of allowance for doubtful accounts                                  24,621         25,915
    Prepaid expenses                                                                                      518            903
    Other receivables                                                                                     973          1,214
                                                                                                   -----------    -----------
         Total current assets                                                                          43,092         49,374
                                                                                                   -----------    -----------

Property and equipment:
    Office equipment                                                                                    2,140          2,517
    Furniture and fixtures                                                                                889            928
    Software                                                                                              363            380
    Leasehold improvements                                                                                 95            103
                                                                                                   -----------    -----------
                                                                                                        3,487          3,928
    Less accumulated depreciation and amortization                                                     (1,433)        (1,680)
                                                                                                   -----------    -----------
         Net property and equipment                                                                     2,054          2,248
                                                                                                   -----------    -----------
Other assets:
    Long-term investments                                                                               2,460          2,923
    Other assets                                                                                          205            189
                                                                                                   -----------    -----------
         Total other assets                                                                             2,665          3,112
                                                                                                   -----------    -----------
Total assets                                                                                       $   47,811    $   54,734
                                                                                                   -----------    -----------
                                                                                                   -----------    -----------



                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                               $      437     $      489
    Payroll and related expenses                                                                        6,082          8,346
    Accrued expenses                                                                                    2,161          2,280
    Income taxes payable                                                                                  418          1,286
                                                                                                    ----------    ----------
         Total current liabilities                                                                      9,098         12,401
Deferred rent payable                                                                                     252            265
                                                                                                    ----------    ----------
         Total liabilities                                                                              9,350         12,666
                                                                                                    ----------    ----------
Stockholders' equity:

    Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding              --             --
    Common Stock, $.01 par value, 20,000,000 shares authorized; 15,347,027 and 15,459,467
              shares issued and outstanding at December 31,  1995 and March 31, 1996, respectively        153            155
    Additional paid-in capital                                                                         19,052         19,953
    Unrealized Loss on Investments                                                                         --            (13)
    Cumulative translation adjustment                                                                     (18)            --
    Retained earnings                                                                                  19,274         21,973
                                                                                                    ----------    ----------
    Total stockholders' equity                                                                         38,461         42,068
                                                                                                    ----------    ----------
Total liabilities and stockholders' equity                                                         $   47,811     $   54,734
                                                                                                    ----------    ----------
                                                                                                    ----------    ----------


             See accompanying Notes to Consolidated Financial Statements

                           ALTERNATIVE RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per share data)

                                                         Three Months
                                                         Ended March 31,
                                                        1995           1996
                                                      --------       --------
                                                           (Unaudited)

Revenue                                               $32,966        $45,834

Cost of services                                       20,920         29,069
                                                      --------        -------
Gross profit                                           12,046         16,765

Selling, general and administrative expenses            8,893         12,389
                                                      --------        -------
Income from operations                                  3,153          4,376

Other income, net                                         123            259
                                                      --------        -------
Income before income taxes                              3,276          4,635

Income taxes                                            1,340          1,937
                                                      --------        -------


Net income                                             $1,936         $2,698
                                                      --------        -------
                                                      --------        -------

Net earnings per share amounts:
     Primary                                            $0.12          $0.17
                                                      --------        -------
                                                      --------        -------
     Fully diluted                                      $0.12          $0.17
                                                      --------        -------
                                                      --------        -------
Weighted average common and common
   equivalent shares outstanding:
     Primary                                           15,524         16,035
                                                      --------        -------
                                                      --------        -------
     Fully diluted                                     15,605         16,125
                                                      --------        -------
                                                      --------        -------


                    See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)




                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                              ---------------------------
                                                                                                  1995          1996
                                                                                               ------------  ------------
                                                                                                      (Unaudited)

Cash flows from operating activities:
    Net income                                                                                $     1,936    $     2,698
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization                                                                     132            247
    Deferred income tax benefit                                                                       (70)            --
    Allowance for doubtful accounts, net                                                              180              8
    Change in assets and liabilities:
         Trade accounts receivable                                                                 (1,564)        (1,302)
         Prepaid expenses                                                                            (613)          (385)
         Other receivables                                                                              4           (240)
         Lease deposits and other assets                                                              (56)            34
         Accounts payable                                                                            (115)            52
         Payroll and related expenses                                                               1,625          2,264
         Accrued expenses                                                                             305            119
         Income taxes payable                                                                         707            868
         Deferred rent payable                                                                         15             13
                                                                                               ------------  ------------
Net cash provided by operating activities                                                           2,488          4,376
                                                                                               ------------  ------------

Cash flows used in investing activities:
    Purchases of property and equipment                                                              (401)          (441)
    Purchases of short-term and long-term investments                                              (6,745)        (3,327)
    Maturities of short-term investments                                                            5,305          2,002
                                                                                               ------------  ------------
Net cash used in investing activities                                                              (1,841)        (1,766)
                                                                                               ------------  ------------

Cash flows from financing activities:
    Payments received on stock options exercised                                                      109            962
    Repurchase of common stock                                                                         --           (392)
    Issuance of common stock under Employee Stock Purchase Plan                                        --            333
                                                                                               ------------  ------------
Net cash provided by financing activities                                                             109            903
                                                                                               ------------  ------------

Net increase in cash and cash equivalents                                                             756          3,513
Cash and cash equivalents at beginning of period                                                    2,733          4,639
                                                                                               -----------   ------------
    Cash and cash equivalents at end of period                                                $     3,489    $     8,152
                                                                                               ------------  ------------
                                                                                               ------------  ------------


    Supplemental disclosures:
    Cash paid for interest                                                                             --             --
    Cash paid for income taxes                                                                $       703    $     1,070
                                                                                               ------------  ------------
                                                                                               ------------  ------------




                    See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1996


1.  BASIS OF PRESENTATION

The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The interim consolidated financial statements should be read in connection with the audited financial statements for the year ended December 31, 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION. The operations of the Company are now conducted through a parent holding company and two operating subsidiaries, which reflects a natural division of the Company's service lines. The accompanying financial statements include the consolidated financial position and results of operations of the Company and its subsidiaries with all intercompany transactions eliminated in their entirety.

    COMPUTATION OF EARNINGS PER SHARE. Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the three month periods ended March 31, 1995 and 1996. The amount of dilution is computed using the treasury stock method.

    INVESTMENT SECURITIES. The Company classified all its investment securities as "held-to-maturity" securities at December 31, 1995 under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Commencing in the first quarter of 1996, as held-to-maturity securities mature, the proceeds of such securities will be reinvested in "available for sale" securities. The Company reports available-for-sale securities at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

    RECLASSIFICATION. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Alternative Resources Corporation ("ARC") has experienced substantial growth in revenue and earnings driven by industry trends toward outsourcing of Information Services operations, increased penetration of existing clients and markets, increased productivity of existing branch offices, the opening of new branch offices and the introduction of new services. Essentially all of ARC's revenue is generated from technical resource services (either Tactical or Strategic) that offer the benefits of outsourcing while allowing Information Services operations managers to retain strategic control of their operations. Tactical Resources-SM- provides clients with maximum flexibility as clients may start and stop projects at any time. Under Strategic ResourcesSM, ARC provides a comprehensive benefits package to the technical employee without increasing the client's hourly bill rate. Clients typically select Strategic Resources on projects expected to extend one year or longer where technical employee continuity is required. While the gross margin on Strategic Resources is lower than Tactical Resources, because of the costs of providing additional benefits, Strategic Resources projects carry lower administrative costs because of the longer term commitments made by the client. Historically, revenue from Tactical Resources services provided most of ARC's revenue. ARC expects that Tactical Resources services will continue to represent the majority of its revenue.
Since 1992, Strategic Resources services have increased as a percentage of total revenue; however management expects the rate of this increase to slow and eventually level off.

    The Company opened four new offices in the three month period ended March 31, 1996. As of March 31, 1996, the Company had 46 offices in the United States and Canada as compared to 38 offices at March 31, 1995.

FIRST QUARTER FISCAL 1996 COMPARED TO FIRST QUARTER FISCAL 1995

    REVENUE. Revenue increased by 39.0% from $33.0 million in the first quarter of 1995 to $45.8 million in the first quarter of 1996, primarily as a result of an increase in the hours of service provided and, to a lesser extent, an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices. The increase in average revenue per project hour reflects demand for Technical Employees with higher skill levels.

    GROSS PROFIT. Gross profit increased by 39.2% from $12.0 million in the first quarter of 1995 to $16.8 million in the first quarter of 1996, primarily as a result of an increase in hours of service provided to clients. Gross margin increased marginally from 36.5% in the first quarter of 1995 to 36.6% in the first quarter of 1996.

    During the first fiscal quarter of 1996, ARC reclassified certain expenses, primarily payroll and other related costs, related to its Professional Services Group. The Company determined that it was more appropriate to classify these costs as selling, general and administrative expenses rather than as cost of services, due to the nature of the functions performed by certain members of the Professional Services Group. The 1995 gross profit and gross margin information presented herein has been restated to reflect this reclassification of certain costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $8.9 million in the first quarter of 1995 to $12.4 million in the first quarter of 1996, primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, an increased number of branch offices and related operating costs and expenses associasted with the Smartsourcing Solutions and Middle Market initiatives. Selling, general and administrative expenses remained constant as a percentage of revenues at 27.0% in the first quarter of both 1995 and 1996.

    INCOME FROM OPERATIONS. Income from operations increased from $3.2 million in the first quarter of 1995, or 9.6% of total revenues, to $4.4 million in the first quarter of 1996, or 9.5% of total revenues.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $1.3 million, or an effective tax rate of 40.9%, in the first quarter of 1995 to $1.9 million, or an effective tax rate of 41.8%, in the first quarter of 1996.

    NET INCOME. The Company's net income increased from $1.9 million in the first quarter of 1995 to $2.7 million in the first quarter of 1996. Net income remained constant as a percentage of revenues at 5.9% of total revenues in the first quarter of both 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

    During the first three months of 1996, cash flow generated from operations was $4.4 million resulting primarily from the Company's earnings for the quarter and increases in payroll and related liabilities, offset by an increase in accounts receivable. The increases in payroll and related liabilities and accounts receivable reflects the increased volume of business during the quarter. Working capital increased from $34.0 million at December 31, 1995, to $37.0 million at March 31, 1996.

    The Company's $4.0 million bank line of credit with a commercial bank expired on May 1, 1996. Due to the Company's significant cash and cash equivalents and investments balance, the Company has chosen not to renew this line of credit. As of March 31, 1996, no borrowings were outstanding under this line of credit.

    The Company believes its cash balances and funds from operations will be sufficient to fund continued expansion of its branch office network and to meet all of its anticipated cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION


    ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

              27 Financial Data Schedule.

         (b) The registrant was not required to file any reports on Form 8-K for the quarter.

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ALTERNATIVE RESOURCES CORPORATION




                                     /s/   Bradley K. Lamers
                                   --------------------------
                                  Bradley K. Lamers
                                  Vice President; Chief Financial Officer;
                                  Secretary; and Treasurer


Date:  May 10, 1996

                                    EXHIBIT INDEX

Exhibit                                                               Page
Number                       Description                             Number
- - ------                       -----------                             ------

  27                    Financial Data Schedule                       N/A