Form 10-Q
period 1996-06-30
ALTERNATIVE RESOURCES CORP
filed 1996-08-13
CIK 920521

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended June 30, 1996

                            Commission file number 0-23940


                          ALTERNATIVE RESOURCES CORPORATION
                (Exact name of registrant as specified in its charter)

               Delaware                                      38-2791069
     State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


    75 Tri-State International, Suite 100, Lincolnshire, IL          60069
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

    15,562,320 shares of Common Stock outstanding as of August 1, 1996.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                        ASSETS


                                            December 31,      June 30,
                                                1995            1996
                                            ------------    -----------
Current assets:                                             (Unaudited)
  Cash and cash equivalents                   $ 4,639         $ 4,236
  Short-term investments                       12,341          17,651
  Trade accounts receivable, net
   of allowance for doubtful accounts          24,621          27,293
  Prepaid expenses                                518             580
  Other receivables                               973           1,815
                                            ------------    -----------
     Total current assets                      43,092          51,575
                                            ------------    -----------
Property and equipment:
  Office equipment                              2,140           2,767
  Furniture and fixtures                          889           1,068
  Software                                        363             360
  Leasehold improvements                           95             114
                                            ------------    -----------
                                                3,487           4,309
  Less accumulated depreciation
   and amortization                            (1,433)         (1,793)
                                            ------------    -----------
    Net property and equipment                  2,054           2,516
                                            ------------    -----------
Other assets:
  Long-term investments                         2,460           2,980
  Other assets                                    205             202
                                            ------------    -----------
    Total other assets                          2,665           3,182
                                            ------------    -----------
Total assets                                  $47,811         $57,273
                                            ------------    -----------
                                            ------------    -----------


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                            $   437         $   397
  Payroll and related expenses                  6,082           7,774
  Accrued expenses                              2,161           2,505
  Income taxes payable                            418              --
                                            ------------    -----------
    Total current liabilities                   9,098          10,676
Deferred rent payable                             252             282
                                            ------------    -----------
    Total liabilities                           9,350          10,958
                                            ------------    -----------
Stockholders' equity:
  Preferred Stock, $.01 par value,
   1,000,000 shares authorized, none
   issued and outstanding                          --              --
  Common Stock, $.01 par value, 20,000,000
   and 50,000,000 shares authorized at
   December 31, 1995 and June 30, 1996,
   respectively; 15,347,027 and 15,561,782
   shares issued and outstanding at
   December 31, 1995 and June 30, 1996,
   respectively                                   153             156
  Additional paid-in capital                   19,052          20,826
  Unrealized loss on
   available-for-sale securities                   --             (35)
  Cumulative translation adjustment               (18)              1
  Retained earnings                            19,274          25,367
                                            ------------    -----------
    Total stockholders' equity                 38,461          46,315
                                            ------------    -----------
Total liabilities and stockholders' equity    $47,811         $57,273
                                            ------------    -----------
                                            ------------    -----------


         See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except per share data)


                                                       Three Months           Six Months
                                                      Ended June 30,        Ended June 30,
                                                    --------  --------    --------   -------
                                                       1995      1996        1995      1996
                                                    --------  --------    --------   -------
                                                        (Unaudited)           (Unaudited)
Revenue                                              $36,711   $48,674     $69,677   $94,508
Cost of services                                      23,112    30,049      44,032    59,118
                                                    --------  --------    --------   -------
Gross profit                                          13,599    18,625      25,645    35,390
Selling, general and administrative expenses           9,686    13,035      18,579    25,424
                                                    --------  --------    --------   -------
Income from operations                                 3,913     5,590       7,066     9,966
Other income, net                                        118       243         241       502
                                                    --------  --------    --------   -------
Income before income taxes                             4,031     5,833       7,307    10,468
Income taxes                                           1,654     2,438       2,994     4,375
                                                    --------  --------    --------   -------
  Net income                                          $2,377    $3,395      $4,313    $6,093
                                                    --------  --------    --------   -------
                                                    --------  --------    --------   -------

Net earnings per share amounts:
 Primary                                               $0.15     $0.21       $0.28     $0.38
                                                    --------  --------    --------   -------
                                                    --------  --------    --------   -------
 Fully diluted                                         $0.15     $0.21       $0.27     $0.38
                                                    --------  --------    --------   -------
                                                    --------  --------    --------   -------
Weighted average common and common
 equivalent shares outstanding:
  Primary                                             15,690    16,315      15,602    16,117
                                                    --------  --------    --------   -------
                                                    --------  --------    --------   -------
  Fully diluted                                       15,816    16,318      15,770    16,204
                                                    --------  --------    --------   -------
                                                    --------  --------    --------   -------

            See accompanying Notes to Consolidated Financial Statements

                            ALTERNATIVE RESOURCES CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                ----------------------
                                                                  1995          1996
                                                                ---------    ---------
                                                                      (Unaudited)
Cash flows from operating activities:
  Net income                                                    $  4,313     $  6,093
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                    310          360
    Deferred income tax benefit                                      (49)          --
    Allowance for doubtful accounts, net                             360           28

     Change in assets and liabilities:
      Trade accounts receivable                                   (4,282)      (2,700)
      Prepaid expenses and other current assets                     (988)         (62)
      Other receivables                                              (49)        (842)
      Other assets                                                    (1)          22
      Accounts payable                                              (236)         (40)
      Payroll and related expenses                                   962        1,692
      Accrued expenses                                               413          344
      Income taxes payable                                           (49)        (418)
      Deferred rent payable                                           41           30
                                                                ---------    ---------
Net cash provided by operating activities                            745        4,507
                                                                ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment                             (1,014)        (822)
  Purchase of short-term and long-term investments               (10,672)     (12,271)
  Maturities of short-term investments                            10,716        6,406
                                                                ---------    ---------
Net cash used in investing activities                               (970)      (6,687)
                                                                ---------    ---------
Cash flows from financing activities:
  Payments received on stock options exercised                       244        1,886
  Repurchase of common stock under employee
    stock purchase plan                                             (114)        (724)
  Issuance of common stock under employee
    stock purchase plan                                               96          615
  Issuance of common stock                                         7,210           --
                                                                ---------    ---------
Net cash provided by financing activities                          7,436        1,777
                                                                ---------    ---------
Net increase (decrease) in cash and cash equivalents               7,211         (403)
Cash and cash equivalents at beginning of period                   2,733        4,639
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $  9,944     $  4,236
                                                                ---------    ---------
                                                                ---------    ---------
Supplemental disclosures:
  Cash paid for interest                                              --           --
  Cash paid for income taxes                                    $  3,749     $  5,237
                                                                ---------    ---------
Supplemental disclosure of noncash financing activities:
 Cancelled stock registration rights                            $    275     $     --
                                                                ---------    ---------


             See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   June 30, 1996


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The operations of Alternative Resources Corporation (the "Company") are conducted through a parent holding company and two operating subsidiaries, which reflects a natural division of the Company's service lines. The accompanying financial statements include the consolidated financial position and results of operations of the Company and its subsidiaries with all intercompany transactions eliminated in their entirety.

    COMPUTATION OF EARNINGS PER SHARE. Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the three month and six month periods ended June 30, 1995 and 1996. The amount of dilution is computed using the treasury stock method.

    INVESTMENT SECURITIES. The Company classified all its investment securities as "held-to-maturity" at December 31, 1995 under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As held-to-maturity securities mature in 1996, the proceeds of such securities will be reinvested in "available for sale" securities. The Company reports available-for-sale securities at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

    RECLASSIFICATION. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


    The Company has experienced substantial growth in revenue and earnings driven by industry trends toward outsourcing of Information Services operations, increased penetration of existing clients and markets, increased productivity of existing branch offices, the opening of new branch offices and the introduction of new services. Essentially all of the Company's revenue is generated from technical resource services (either Tactical or Strategic) that offer the benefits of outsourcing while allowing Information Services operations managers to retain strategic control of their operations.
 Tactical Resources-SM- provides clients with maximum flexibility as clients may start and stop projects at any time. Under Strategic Resources-SM-, the Company provides a comprehensive benefits package to the technical employee without increasing the client's hourly bill rate. Clients typically select Strategic Resources on projects expected to extend one year or longer where technical employee continuity is required. While the gross margin on Strategic Resources is lower than Tactical Resources, because of the costs of providing additional benefits, Strategic Resources projects carry lower administrative costs because of the longer term commitments made by the client. Historically, revenue from Tactical Resources services provided most of the Company's revenue. The Company expects that Tactical Resources services will continue to represent the majority of its revenue. Since 1992, Strategic Resources services have increased as a percentage of total revenue, however management expects the rate of this increase to slow.

    The Company opened one new office in the three month period ended June 30, 1996, and five new offices in the first six months of 1996. As of June 30, 1996, the Company had 47 offices in the United States and Canada as compared to 40 offices at June 30, 1995.

SECOND QUARTER FISCAL 1996 COMPARED TO SECOND QUARTER FISCAL 1995

    REVENUE. Revenue increased by 32.6% from $36.7 million in the second quarter of 1995 to $48.7 million in the second quarter of 1996, primarily as a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices and hours of service provided by new branch offices. The increase in average revenue per project hour reflects demand for Technical Employees with higher skill levels.

    GROSS PROFIT. Gross profit increased by 37.0% from $13.6 million in the second quarter of 1995 to $18.6 million in the second quarter of 1996, again primarily as a result of an increase in hours of service provided to clients. Gross margin increased from 37.0% of revenue in the second quarter of 1995 to 38.3% in the second quarter of 1996, principally due to management's focus on more profitable business opportunities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $9.7 million in the second quarter of 1995 to $13.0 million in the second quarter of 1996, primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, an increased number of offices and their related operating costs and start-up expenses associated with several new growth initiatives for 1996. Selling, general and administrative expenses increased as a percentage of revenue from 26.4% in the second quarter of 1995 to 26.8% in the second quarter of 1996.

    INCOME FROM OPERATIONS. Income from operations increased from $3.9 million in the second quarter of 1995, or 10.7% of total revenue, to $5.6 million in the second quarter of 1996, or 11.5% of total revenue.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $1.7 million, or an effective tax rate of 41.0%, in the second quarter of 1995 to $2.4 million, an effective tax rate of 41.8%, in the second quarter of 1996.

    NET INCOME. The Company's net income increased from $2.4 million in the second quarter of 1995, or 6.5% of total revenue, to $3.4 million in the second quarter of 1996, or 7.0% of total revenue.

FIRST SIX MONTHS FISCAL 1996 COMPARED TO FIRST SIX MONTHS FISCAL 1995

    REVENUE. Revenue increased by 35.6% from $69.7 million in the first six months of 1995 to $94.5 million in the first six months of 1996. Similar to the results for the second quarter, the increase in revenue is primarily a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing offices and hours of service provided by new branch offices.

    GROSS PROFIT. Gross profit increased by 38.0% from $25.6 million in the first six months of 1995 to $35.4 million in the first six months of 1996, primarily as a result of an increase in hours of service provided to clients. Gross margin increased from 36.8% of revenue in the first six months of 1995 to 37.4% in the first six months of 1996, principally due to management's focus on more profitable business opportunities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $18.6 million in the first six months of 1995 to $25.4 million in the first six months of 1996, primarily due to increased commissions, staffing expenses and bonuses associated with revenue and profitability growth, an increased number of offices and their related operating costs and start-up expenses associated with several new growth initiatives for 1996. Selling, general and administrative expenses increased as a percentage of revenue from 26.7% in the first six months of 1995 to 26.9% in the first six months of 1996.

    INCOME FROM OPERATIONS. Income from operations increased from $7.1 million in the first six months of 1995, or 10.1% of total revenue, to $10.0 million in the first six months of 1996, or 10.5% of total revenue.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $3.0 million, or an effective tax rate of 41.0%, in the first six months of 1995 to $4.4 million, or an effective tax rate of 41.8%, in the first six months of 1996.

    NET INCOME. The Company's net income increased from $4.3 million in the first six months of 1995, or 6.2% of total revenue, to $6.1 million in the first six months of 1996, or 6.4% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

    During the first six months of 1996, cash flow generated from operations was $4.5 million resulting primarily from increased earnings and accrued payroll expenses, partially offset by a significant increase in accounts receivable. The increase in accounts receivable reflects the significantly increased volume of business during 1996. Working capital increased from $34.0 million at December 31, 1995, to $40.9 million at June 30, 1996.

    The Company believes its cash balances and funds from operations will be sufficient to fund continued expansion of its office network and to meet all of its anticipated cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of stockholders of Alternative Resources Corporation was held on April 26, 1996.

    (c) Set forth below is the tabulation of the votes with respect to the election of Larry I. Kane and Bruce R. Smith as Class II Directors:

                                                      Withhold
         Director                    For             Authority
         ------------             ---------          ---------
         Larry I. Kane            12,231,996          418,567
         Bruce R. Smith           12,232,014          418,549

         Set forth below is the tabulation of the vote on approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized from 20,000,000 to 50,000,000.

                                                     Broker
             For         Against     Abstain        Nonvotes
         ---------      ---------    -------        --------
         8,903,669      3,548,808     9,786          138,300

         Set forth below is the tabulation of votes on approval of an amendment to the Company's Amended and Restated Incentive Stock Option Plan increasing the number of shares of common stock available for grant thereunder by 1,200,000 shares to a total of 3,264,000 shares.

                                                    Broker
             For        Against     Abstain        Nonvotes
         ---------     ---------    -------        --------
         7,287,977     3,835,672     18,583        1,508,331

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit Number           Description
         --------------           -----------
               3 Amended and Restated Certificate of Incorporation of Alternative Resources Corporation, as amended.

              10           Amended and Restated Incentive Stock Option Plan

              27           Financial Data Schedule

    (b) The registrant was not required to file any reports on Form 8-K for the quarter.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALTERNATIVE RESOURCES CORPORATION


                                       /s/ Larry I. Kane
                                       ---------------------------------
                                       Larry I. Kane
                                       President, Chief Executive Officer, and
                                       Chairman of the Board
Date:  August 13, 1996


                                       /s/ Bradley K. Lamers
                                       ---------------------------------
                                       Bradley K. Lamers
                                       Vice President, Chief Financial Officer,
                                       Secretary, and Treasurer

                                    EXHIBIT INDEX

  Exhibit                                             Page
  Number               Description                   Number
  ------               -----------                   -------
    3         Amended and Restated Certificate          12
              of Incorporation of Alternative
              Resources Corporation, as amended

   10         Amended and Restated Incentive            20
              Stock Option Plan

   27         Financial Data Schedule                   N/A