Form 10-Q
period 1996-09-30
ALTERNATIVE RESOURCES CORP
filed 1996-11-13
CIK 920521

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                          Commission file number 0-23940


                        ALTERNATIVE RESOURCES CORPORATION
                        ---------------------------------
              (Exact name of registrant as specified in its charter)

Delaware                                          38-2791069
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

     100 Tri-State International, Suite 300, Lincolnshire, IL         60069
     --------------------------------------------------------       ---------
            (Address of principal executive offices)                (Zip code)

                                 (847) 317-1000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  15,640,011 shares of Common Stock outstanding as of November 1, 1996.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                      ALTERNATIVE RESOURCES CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)
                                  ASSETS

                                                      December 31,     September 30,
                                                          1995              1996
                                                      ------------     -------------
                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                             $  4,639          $  6,803
  Short-term investments                                  12,341            19,042
  Trade accounts receivable, net of allowance
    for doubtful accounts                                 24,621            29,118
  Prepaid expenses                                           518               134
  Other receivables                                          973             1,809
                                                        --------          --------
     Total current assets                                 43,092            56,906
                                                        --------          --------
Property and equipment:
  Office equipment                                         2,140             2,912
  Furniture and fixtures                                     889             1,195
  Software                                                   363               397
  Leasehold improvements                                      95               120
                                                        --------          --------
                                                           3,487             4,624
  Less accumulated depreciation and amortization          (1,433)           (2,056)
                                                        --------          --------
     Net property and equipment                            2,054             2,568
                                                        --------          --------
Other assets:
  Long-term investments                                    2,460             2,887
  Other assets                                               205               205
                                                        --------          --------
     Total other assets                                    2,665             3,092
                                                        --------          --------
Total assets                                            $ 47,811          $ 62,566
                                                        --------          --------
                                                        --------          --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    437          $    276
  Payroll and related expenses                             6,082             8,433
  Accrued expenses                                         2,161             2,662
  Income taxes payable                                       418                35
                                                        --------          --------
     Total current liabilities                             9,098            11,406
Deferred rent payable                                        252               294
                                                        --------          --------
     Total liabilities                                     9,350            11,700
                                                        --------          --------
Stockholders' equity:
  Preferred Stock, $.01 par value, 1,000,000
    shares authorized, none issued and
    outstanding                                               --                --
Common Stock, $.01 par value, 20,000,000 and
    50,000,000 shares authorized at
    December 31, 1995 and September 30, 1996,
    respectively; 15,347,027 and 15,640,011 shares
    issued and outstanding at December 31,  1995
    and September 30, 1996, respectively                     153               156
  Additional paid-in capital                              19,052            21,802
  Unrealized loss on available-for-sale securities            --               (19)
  Cumulative translation adjustment                          (18)               21
  Retained earnings                                       19,274            28,906
                                                        --------          --------
     Total stockholders' equity                           38,461            50,866
                                                        --------          --------
Total liabilities and stockholders' equity              $ 47,811          $ 62,566
                                                        --------          --------
                                                        --------          --------


            See accompanying Notes to Consolidated Financial Statements
                               Page 2 of 11

                    ALTERNATIVE RESOURCES CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)

                                                    Three Months              Nine Months
                                                 Ended September 30,       Ended September 30,
                                              ----------------------     ---------------------
                                                1995          1996        1995          1996
                                              -------        -------     --------     --------
                                                    (Unaudited)                (Unaudited)
Revenue                                       $40,042        $49,790     $109,719     $144,298
Cost of services                               25,204         30,889       69,236       90,007
                                              -------        -------     --------     --------
Gross profit                                   14,838         18,901       40,483       54,291
Selling, general and administrative
   expenses                                    10,451         13,096       29,030       38,520
                                              -------        -------     --------     --------
Income from operations                          4,387          5,805       11,453       15,771
Other income, net                                 249            276          490          778
                                              -------        -------     --------     --------
Income before income taxes                      4,636          6,081       11,943       16,549
Income taxes                                    1,954          2,542        4,948        6,917
                                              -------        -------     --------     --------

Net income                                    $ 2,682        $ 3,539     $  6,995     $  9,632
                                              -------        -------     --------     --------
                                              -------        -------     --------     --------

Net earnings per share amounts:
     Primary                                    $0.17          $0.22        $0.44        $0.60
                                              -------        -------     --------     --------
                                              -------        -------     --------     --------
     Fully diluted                              $0.17          $0.22        $0.44        $0.60
                                              -------        -------     --------     --------
                                              -------        -------     --------     --------

Weighted average common and common
   equivalent shares outstanding:
     Primary                                   16,155         16,104       15,750       16,115
                                              -------        -------     --------     --------
                                              -------        -------     --------     --------
     Fully diluted                             16,202         16,107       15,881       16,128
                                              -------        -------     --------     --------
                                              -------        -------     --------     --------


           See accompanying Notes to Consolidated Financial Statements
                                Page 3 of 11

                        ALTERNATIVE RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                            1995         1996
                                                         --------      --------
                                                                (Unaudited)
Cash flows from operating activities:
  Net income                                             $  6,995      $  9,632
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            521           623
     Deferred income tax benefit                             (326)           --
     Allowance for doubtful accounts, net                     390          (226)
     Change in assets and liabilities:
       Trade accounts receivable                           (6,684)       (4,271)
       Prepaid expenses and other current assets             (480)          384
       Other receivables                                     (151)         (836)
       Other assets                                            (6)           39
       Accounts payable                                      (131)         (161)
       Payroll and related expenses                         2,213         2,351
       Accrued expenses                                       589           501
       Income taxes payable                                   122          (383)
       Deferred rent payable                                   66            42
                                                         --------      --------
Net cash provided by operating activities                   3,118         7,695
                                                         --------      --------

Cash flows from investing activities:
  Purchases of property and equipment                      (1,388)       (1,137)
  Purchase of short-term and long-term investments        (14,273)      (18,758)
  Maturities of short-term investments                      8,346        11,611
                                                         --------      --------
Net cash used in investing activities                      (7,315)       (8,284)
                                                         --------      --------

Cash flows from financing activities:
  Payments received on stock options exercised                759         2,923
  Repurchase of common stock under employee stock
   purchase plan                                             (397)       (1,131)
  Issuance of common stock under employee stock
   purchase plan                                              329           961
  Issuance of common stock                                  7,210            --
                                                         --------      --------
Net cash provided by financing activities                   7,901         2,753
                                                         --------      --------

Net increase in cash and cash equivalents                   3,704         2,164
Cash and cash equivalents at beginning of period            2,733         4,639
                                                         --------      --------
Cash and cash equivalents at end of period               $  6,437      $  6,803
                                                         --------      --------
                                                         --------      --------
Supplemental disclosures:
  Cash paid for interest                                 $     --      $     --
  Cash paid for income taxes                                5,425         7,718


            See accompanying Notes to Consolidated Financial Statements
                                   Page 4 of 11

                       ALTERNATIVE RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

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

   COMPUTATION OF EARNINGS PER SHARE. Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the three month and nine month periods ended September 30, 1995 and 1996. The amount of dilution is computed using the treasury stock method.

   INVESTMENT SECURITIES. The Company classified all its investment securities as "held-to-maturity" at December 31, 1995 under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As held-to-maturity securities mature in 1996, the proceeds of such securities are reinvested in "available for sale" securities. The Company reports available-for-sale securities at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

   RECLASSIFICATION. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

   The Company has experienced substantial growth in revenue and earnings driven by industry trends toward outsourcing of Information Services operations, increased penetration of existing clients and markets, increased productivity of existing branch offices, the opening of new branch offices and the introduction of new services. Essentially all of the Company's revenue is generated from technical resource services (either Tactical or Strategic) that offer the benefits of outsourcing while allowing Information Services operations managers to retain strategic control of their operations. Tactical Resources-SM- provides clients with maximum flexibility as clients may start and stop projects at any time. Under Strategic ResourcesSM, the Company provides a comprehensive benefits package to the technical employee without increasing the client's hourly bill rate. Clients typically select Strategic Resources on projects expected to extend one year or longer where technical employee continuity is required. While the gross margin on Strategic Resources is lower than Tactical Resources, because of the costs of providing additional benefits, Strategic Resources projects carry lower administrative costs because of the longer term commitments made by the client. Historically, revenue from Tactical Resources services provided most of the Company's revenue, however since 1992, Strategic Resources services have increased as a percentage of total revenue. Management expects that Strategic Resources will eventually account for the majority of the Company's revenues.

   The Company opened two new offices in the three month period ended September 30, 1996, and seven new offices in the first nine months of 1996. As of September 30, 1996, the Company had 49 offices in the United States and Canada as compared to 42 offices at September 30, 1995.

THIRD QUARTER FISCAL 1996 COMPARED TO THIRD QUARTER FISCAL 1995

   REVENUE. Revenue increased by 24.3% from $40 million in the third quarter of 1995 to $49.8 million in the third quarter of 1996, primarily as a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices and hours of service provided by new branch offices. The increase in average revenue per project hour reflects demand for Technical Employees with higher skill levels as well as the impact of a price increase in 1996.

   GROSS PROFIT. Gross profit increased by 27.4% from $14.8 million in the third quarter of 1995 to $18.9 million in the third quarter of 1996, again primarily as a result of an increase in hours of service provided to clients. Gross margin increased from 37.1% of revenue in the third quarter of 1995 to 38.0% in the third quarter of 1996, principally due to management's focus on more profitable business opportunities.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $10.5 million in the third quarter of 1995 to $13.1 million in the third quarter of 1996, primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, an increased number of offices and their related operating costs and start-up expenses associated with several new growth initiatives for 1996. Selling, general and administrative expenses increased as a percentage of revenue from 26.1% in the third quarter of 1995 to 26.3% in the third quarter of 1996.

   INCOME FROM OPERATIONS. Income from operations increased from $4.4 million in the third quarter of 1995, or 11.0% of total revenue, to $5.8 million in the third quarter of 1996, or 11.7% of total revenue.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $2.0 million, or an effective tax rate of 42.1%, in the third quarter of 1995 to $2.5 million, an effective tax rate of 41.8%, in the third quarter of 1996.

   NET INCOME. The Company's net income increased from $2.7 million in the third quarter of 1995, or 6.7% of total revenue, to $3.5 million in the third quarter of 1996, or 7.1% of total revenue.

FIRST NINE MONTHS FISCAL 1996 COMPARED TO FIRST NINE MONTHS FISCAL 1995

   REVENUE. Revenue increased by 31.5% from $109.7 million in the first nine months of 1995 to $144.3 million in the first nine months of 1996. Similar to the results for the third quarter, the increase in revenue is primarily a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing offices and hours of service provided by new branch offices.

   GROSS PROFIT. Gross profit increased by 34.1% from $40.5 million in the first nine months of 1995 to $54.3 million in the first nine months of 1996, primarily as a result of an increase in hours of service provided to clients. Gross margin increased from 36.9% of revenue in the first nine months of 1995 to 37.6% in the first nine months of 1996, principally due to management's focus on more profitable business opportunities.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $29.0 million in the first nine months of 1995 to $38.5 million in the first nine months of 1996, primarily due to increased commissions, staffing expenses and bonuses associated with revenue and profitability growth, an increased number of offices and their related operating costs and start-up expenses associated with several new growth initiatives for 1996. Selling, general and administrative expenses increased as a percentage of revenue from 26.5% in the first nine months of 1995 to 26.7% in the first nine months of 1996.

   INCOME FROM OPERATIONS. Income from operations increased from $11.5 million in the first nine months of 1995, or 10.4% of total revenue, to $15.8 million in the first nine months of 1996, or 10.9% of total revenue.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $4.9 million, or an effective tax rate of 41.4%, in the first nine months of 1995 to $6.9 million, or an effective tax rate of 41.8%, in the first nine months of 1996.

   NET INCOME. The Company's net income increased from $7.0 million in the first nine months of 1995, or 6.4% of total revenue, to $9.6 million in the first nine months of 1996, or 6.7% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

   During the first nine months of 1996, cash flow generated from operations was $7.7 million resulting primarily from increased earnings and accrued payroll expenses, partially offset by a significant increase in accounts receivable. The increase in accounts receivable reflects the significantly increased volume of business during 1996. Working capital increased from $34.0 million at December 31, 1995, to $45.5 million at September 30, 1996.

   The Company believes its cash balances and funds from operations will be sufficient to fund continued expansion of its office network and to meet all of its anticipated cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit Number       Description
         --------------       -----------------------
              27              Financial Data Schedule

     (b) The registrant was not required to file any reports on Form 8-K for the quarter.

                                    SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALTERNATIVE RESOURCES CORPORATION

Date:  November 8, 1996             /s/ Bradley K. Lamers
                                    -----------------------------------------
                                    Bradley K. Lamers
                                    Vice President, Chief Financial Officer,
                                      Secretary, and Treasurer

                                 EXHIBIT INDEX

Exhibit                                                Page
Number               Description                       Number
-------              -----------                       -------
 27                Financial Data Schedule               N/A