Form 10-K
period 1996-12-31
ALTERNATIVE RESOURCES CORP
filed 1997-03-31
CIK 920521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____________________ to _______________________.

Commission file number:    0-23940

                         ALTERNATIVE RESOURCES CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  38-279106
          -------------------------------              -------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


         100 Tri-State International, Suite 300
              Lincolnshire, Illinois                         60069
     -------------------------------------------          -----------
      (Address of principal executive offices)             (Zip Code)


   Registrant's telephone number, including area code:   (847) 317-1000

    Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          -----------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 7, 1997 (based upon an estimate that 88.4% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Common Stock on the Nasdaq National Market) on that date was approximately $224,800,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirements and registrant is not bound by this determination for any other purpose.

As of March 7, 1997, 15,653,267 shares of the registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:

    Certain portions of the Annual Report to Stockholders for fiscal year ended December 31, 1996 (Part II).

    Certain portions of the Proxy Statement for Annual Meeting of Stockholders to be held on April 29, 1997 (Part III).

                                    PART I
ITEM 1.  BUSINESS

OVERVIEW

     Alternative Resources Corporation-Registered Trademark- ("ARC" or the "Company"), through its subsidiaries, is a provider of technical services, including component outsourcing and project based resources for staffing solutions in information technology ("IT") operations. The Company's clients consist principally of Fortune 1000 companies and other organizations with sizable and complex IS operations. The Company serves its clients through a network of 51 branch offices (as of December 31, 1996) located in the United States and Canada. The Company has experienced substantial growth in revenue and earnings driven primarily by industry trends toward component outsourcing of IS operations, increased penetration of the Company's existing clients and markets, expansion into new markets and the introduction of new services.

     The Company was formed in March 1988 and began providing technical staffing solutions in April 1988. The Company has expanded its office network during each year of operation, opening three offices in 1988, four offices in 1989, six offices in 1990, two offices in 1991, five offices in 1992, five offices in 1993, nine offices in 1994, eight offices in 1995 and nine offices in 1996. The Company intends to open six to eight new offices in 1997.

ARC SERVICES

     The Company has developed an expertise in, and focuses exclusively on, providing technical staffing solutions for the specialized requirements of IS operations. Through a combination of managed services, project management and technical staffing resources, the Company provides clients with the flexibility, management skills, and technical knowledge to address rapidly changing needs within an information technology environment that is evolving more quickly than the client's planning horizon. ARC Technical Employees perform a broad range of tasks, including:

 - Upgrades and conversions    - Moves, adds and changes of desktop hardware

 - Network analysis            - Traditional mainframe operations (tape, print,
                                 and console and network control)

 - Data center relocations     - Peak load assistance

 - Interim staffing during     - Rounding out production schedules
   technology migrations

 - End user support and        - Management and delivery of complete IT
   service functions such as help desk, data center and desktop support


ARC STAFFING SOLUTIONS

     The Company provides technical staffing services under four alternatives: Tactical Resources-SM-, Strategic Resources-SM-, Smartsourcing-Registered Trademark- and Smartsourcing+-SM-. The staffing alternative chosen by clients depends on the nature and length of the project, the degree of day-to-day management responsibility clients wish to delegate and the flexibility desired. All staffing services are provided at the clients' facilities and all Technical Employees work under client supervision, except under the Company's Smartsourcing and Smartsourcing+ alternatives. The Company believes its staffing solutions permit clients to meet their IS operations staffing requirements more effectively and economically.

     TACTICAL RESOURCES. Under Tactical Resources, the Company provides Technical Employees for projects ranging in duration from one day to well over a year. Tactical Resources provide clients with maximum flexibility in meeting staffing requirements as clients may terminate projects at any time. Clients pay only for the actual time the Technical Employee works. Clients generally may engage Technical Employees at any time and on any day, without paying a shift, weekend or holiday premium.

     STRATEGIC RESOURCES. Strategic Resources differ from Tactical Resources in that the Company provides the Technical Employee with a more comprehensive benefits package at no additional cost to the client. The Company believes that Strategic Resources offer clients greater assurance that a project will be completed by the same Technical Employee. Clients typically select this alternative for projects that are expected to extend at least one year or that require continuity of the technical staff. Under Strategic Resources, clients commit to use a Technical Employee for a minimum of 32 hours per week during the term of the project. A client may terminate a Strategic Resources project at any time with notice to the Company. The Company believes this alternative, because of the benefits offered, enhances the likelihood of Technical Employee retention.

     SMARTSOURCING. Under Smartsourcing, the Company manages, supervises and schedules the staffing requirements of all or part of a client's IS operations department or function. However, as opposed to total outsourcing, the strategic direction and control of the department or function is retained by the client. For example, under one of the Company's Smartsourcing projects, the Company provides, manages and supervises ARC Technical Employees who operate a client's entire data center tape operations. Smartsourcing relieves the client of the burdensome responsibilities of employment and termination, performance evaluations, benefits administration, scheduling and retraining. Smartsourcing is generally structured to provide clients with an economical mix of both Tactical Resources and Strategic Resources. Under Smartsourcing, the Company may commit to achieving certain service levels established by a client and may be subject to penalties if such service levels are not achieved.

     SMARTSOURCING+. The Company's Smartsourcing+ goes one step further than a Smartsourcing arrangement by offering highly experienced, on-site management to oversee service level agreements, production requirements, project management, process enhancements and management reporting. The site manager reports to the client, but also receives direction from the operational delivery team.

     All four of the Company's staffing alternatives are supported by the Company's National Client Support Services ("NCSS"), which provides both clients and Technical Employees with assistance and direction in case of emergencies and other unanticipated events. NCSS is available to clients at no additional cost after normal business hours on weekdays and 24 hours a day on weekends.

     Historically, staffing services have been billed on an hourly basis.
The majority of the traditional staffing business is invoiced in this manner.
 Under Smartsourcing-Registered Trademark- and Smartsourcing+-SM- arrangements, where ARC may take over an entire or component part of a client's IT operations, the Company may utilize other invoicing arrangements as an alternative to the more traditional hourly billing. Such arrangements may include fixed price arrangements or per unit billing. An example of a per unit billing arrangement would be a price per call on a help desk operation.

     CHANGES IN 1997.   In 1997, the Company intends to modify the
eligibility criteria for and certain provisions of the benefit plans that it provides to Technical Employees. In the past, the type of benefits package that was provided was determined by whether the Technical Employee was involved in a project that was long-term or short term in nature. Employees on long-term projects received a more comprehensive benefits package which included medical coverage and paid time off benefits. Employees on short-term projects did not receive medical and paid time off benefits but instead received a year-end cash bonus based on hours worked.

Management has determined that the level of benefits provided to Technical Employees will be based upon the number of hours worked rather than the length of the individual project that the employee may be working on. Management believes that this will improve overall employee retention and allow for more flexibility in filling projects. In conjunction with this change, the year-end cash bonus will be eliminated.

ADDITIONAL ARC SERVICES

     To strengthen ARC's ability to provide comprehensive solutions to its clients, the Company recently formed several strategic alliances with other leading technology service providers whose capabilities those provided by ARC technical employees. These alliances have expanded the bandwidth of services offered by ARC. These complementary services include:

 - complete management of IT staff

 - offsite outsourcing services

 - call center and corporate computer services

 - telecommunications network integration

     Management believes that these alliances will play an important part in the Company's strategy to provide more comprehensive solutions to IT issues that its clients face. In most cases, these services will be combined with the Company's core staffing services.

ARC APPROACH

     The Company has developed a customized approach to the project assignment process that it believes results in a high degree of client and technical employee satisfaction, repeat business from clients and a high level of technical employee retention. The Company believes a superior project assignment entails developing a comprehensive understanding of clients' needs, matching clients' needs with requisite skills on a timely basis, and monitoring performance throughout the project. However, the Company believes that the professional and interpersonal skills required to interact with clients and interpret and communicate their needs differ greatly from those required to manage the recruitment and project assignment of technical employees. Under the ARC approach, project responsibilities are shared between account managers and resource managers. Account managers focus principally on building and fostering relationships with clients, understanding the client's organization and assessing the client's needs, and proposing tailored staffing solutions. Resource managers focus principally on recruiting and establishing relationships with technical personnel, assessing their technical and interpersonal skills, selecting appropriate technical personnel for a project, and monitoring and motivating technical employees on a project. This separation of responsibilities allows account managers and resource managers to meet the needs of their respective constituencies while working together to enhance the prospects of a superior project assignment.

     Each branch office typically has two or three account managers. Each account manager typically focuses on 25 to 40 targeted organizations with substantial IT operations. The Company also employs national account managers who establish and manage national service arrangements with certain major clients and maintain those relationships at the corporate office level.
 Account managers and national account managers work together to serve the local and national needs of such clients.

     Each branch office typically has two or three resource managers. A resource manager typically manages an aggregate of 20 to 30 technical employees assigned to various projects.

     The Company operates within a decentralized management structure that gives branch general managers significant discretion over the operations and performance of their branch office. The Company believes that its management structure provides a motivating environment for its staff, creates a responsive and committed management team, and improves productivity. In addition, the Company invests significant resources in ongoing training of its branch office staff to promote consistent execution of the Company's strategy.

     Branch general managers are responsible for the overall performance of their respective branch office and may oversee client support sites. Branch general managers also assist account managers in developing and maintaining client relationships and assist resource managers in interviewing and evaluating technical personnel. Branch general managers generally have significant direct selling experience with a Fortune 500 company, at least three years of experience in sales management, and strong interpersonal skills. Each branch general manager reports to an executive director.

     Executive directors are primarily responsible for insuring consistent implementation of the ARC consultative sales approach and project assignment process, as well as other elements of the Company's business strategy, throughout the office network. Executive directors also train, develop and evaluate branch general managers and assist in selecting, establishing and overseeing new branch offices and client support sites.

     In 1995, the Company initiated a pilot program to market and sell its services to mid-to large-size clients outside the Company's traditional Fortune 1000 client profile. Based on the successful results of the pilot program, in 1996 the company embarked upon a "Middle Market" program which entailed adding a Middle Market Account Manager to each branch in the Company's existing office network. As of December 31, 1996, the program was implemented in 30 of the Company's 51 branches with the rollout expected to be completed in mid-1997. Beginning in 1997, the Middle Markets program will be renamed as the General Business program.

     The Company provides sales and delivery support for its Smartsourcing-Registered Trademark- and Smartsourcing+-SM- offerings through a centralized Smartsourcing-Registered Trademark- Solutions staff located at its headquarters in Lincolnshire, Illinois. This staff of specialists supports ARC's account managers in presenting Smartsourcing-Registered Trademark- Solutions to clients. The staff also provides management oversight and technical support to Smartsourcing-Registered Trademark-project teams.

TECHNICAL PERSONNEL

     The Company currently maintains databases in its branch offices containing more than 40,000 individuals who have a wide range of technical skills, including the following:

               MAINFRAME AND MID-RANGE COMPUTER OPERATIONS

      - Mainframe Computer Operator   - Production Scheduler
      - Master Console Operator       - Documentation Specialist
      - Peripheral Equipment Operator - Project Manager
      - Shift Supervisor              - Trainer
      - Operations Analyst

        DESKTOP AND WORKSTATION COMPUTING AND CLIENT SERVER SUPPORT

      - PC Bench Technician           - Documentation Specialist
      - PC Field Technician           - Project Manager
      - Shift Supervisor              - Trainer
      - PC Specialist

                       VOICE AND DATA COMMUNICATIONS

   - Telecommunications Technician     - Local Area Network Administrator
   - Telecommunications Administrator  - Local Area Network Manager
   - Telecommunications Analyst        - Local Area Network Systems
   - Documentation Specialist            Engineer
   - Shift Supervisor                  - Project Manager
   - Local Area Network Technician     - Trainer


                              HELP DESK SUPPORT

      - Mainframe Help Desk Specialist   - Telecommunications Help Desk
      - PC Help Desk Specialist              Specialist


     To recruit qualified technical personnel, the Company places newspaper advertisements, maintains a presence at local technical college(s) and obtains referrals from its technical employees and clients. In addition, the Company recruits technical personnel through its web site (www.ALRC.com). Prospective technical employees are required to complete an extensive questionnaire regarding skill levels, experience, education and availability, and to provide references. Resource managers regularly update each branch office database to reflect changes in technical personnel skill levels and availability. While on a project for the Company, technical personnel become ARC technical employees.

OPERATIONS

     The Company operates through a network of 51 offices (including client support sites) located in the United States and Canada. In addition to the Company's principal executive offices in Lincolnshire, Illinois, as of December 31, 1996, the Company had offices located in the following metropolitan areas:


                              YEAR                                        YEAR
LOCATION                     OPENED   LOCATION                           OPENED
--------                     ------   --------                           ------
Detroit, Michigan              1988   St. Louis, Missouri                1994
Minneapolis, Minnesota         1988   Toronto, Ontario                   1994
Dallas, Texas                  1988   Stamford, Connecticut              1994
                                      Sacramento, California             1994
Boston, Massachusetts          1989   New York, New York                 1994
Chicago, Illinois              1989   Rosemont, Illinois                 1994
Cleveland, Ohio                1989   Edison, New Jersey                 1994
Washington, D.C.               1989   Charlotte, North Carolina          1994
                                      Plano, Texas                       1994
San Francisco, California      1990
Fort Worth, Texas              1990   Boca Raton, Florida                1995
Atlanta, Georgia               1990   Colorado Springs, Colorado         1995
Houston, Texas                 1990   Rochester, New York*               1995
Los Angeles, California        1990   Raleigh-Durham, North Carolina     1995
Anaheim, California            1990   Milwaukee, Wisconsin               1995
                                      Woodland Hills, California         1995
Cincinnati, Ohio               1991   Allentown, Pennsylvania            1995
San Jose, California           1991   Long Island, New York              1995

Philadelphia, Pennsylvania     1992   Richmond, Virginia*                1996
Harrisburg, Pennsylvania*      1992   Portland, Oregon                   1996
Orlando, Florida               1992   Kansas City, Kansas                1996
Baltimore, Maryland            1992   Pittsburgh, Pennsylvania           1996
Saddlebrook, New Jersey        1992   San Diego, California              1996
                                      Boulder, Colorado*                 1996
Denver, Colorado               1993   Boise, Idaho                       1996
Phoenix, Arizona               1993   Hartford, Connecticut              1996
Tampa, Florida                 1993   Southbury, Connecticut*            1996
Miami, Florida                 1993
Seattle, Washington            1993



---------------
*   Client Support Site

     The Company expects to open six to eight additional offices in 1997 in new and existing geographic markets. In selecting markets for new branch offices, the Company considers many factors, including the presence of organizations with substantial IT operations, the availability of internal management resources, opportunities to expand geographically with existing clients and overall demographics.

     From time to time, the Company opens client support sites in response to specific client needs. Client support sites are similar to branch offices but are staffed only by a resource manager and have no selling function. Many client support sites evolve into full branches as other client opportunities arise within the local market. The Company may establish additional client support sites in markets where it does not have an established presence, especially as national account relationships expand.

CLIENTS

     The Company's clients are typically organizations with sizable and complex IT operations. The IT requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional projects. During 1996, the Company provided technical staffing solutions to computer services companies, systems integrators, telecommunications companies, banking and financial services entities, manufacturers, distributors, health care providers and utilities. The Company's computer services and systems integrator clients often subcontract ARC's staffing services to their own customers. In 1996, the Company's largest clients, IBM and Electronic Data Systems Corporation, accounted for approximately 13% and 11% of the Company's total revenues, respectively.

COMPETITION

     The technical staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. The Company competes for technical personnel with private and public companies, other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies.

     The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients' requirements, timely assignment of technical employees with appropriate skills and the price of services. The Company is dependent upon its ability to continue to attract and retain technical personnel who possess the technical skills and experience necessary to meet the staffing requirements of its clients. The principal competitive factors in attracting qualified technical personnel are schedule flexibility, the availability of training, benefits and compensation as well as the availability, quality and variety of projects. The Company believes that many of the technical personnel included in its branch office databases may also be pursuing other employment opportunities. Therefore, the Company believes that responsiveness to the needs of technical personnel is an important factor in the Company's ability to fill projects.

SEASONALITY

     The Company's quarterly results are affected by such factors as employment taxes and the timing, number and costs associated with new branch office openings. In general, the first two quarters of the year carry a significant portion of payroll tax expense. As employees reach annual payroll limits, usually in the third and fourth quarters, the Company's payroll tax expense is reduced. The timing of branch office openings is dependent upon such factors as the availability of resources for recruiting and training branch staff, as well as how quickly office space can be identified and the lease negotiated.

EMPLOYEES

     At December 31, 1996, the Company employed 477 staff employees and approximately 3,100 technical employees. During 1996, the Company employed more than 8,200 technical employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

     NAME                  AGE     POSITION
     ----                  ---     ---------
     Larry I. Kane          56     Chairman of the Board and Chief Executive
                                   Officer
     Richard Williams       51     President and Chief Operating Officer
     Robert V. Carlson      40     Executive Vice President
     Bradley K. Lamers      39     Vice President and Chief Financial Officer,
                                   Secretary and Treasurer
     Silvia U. Masini       42     Vice President

     Mr. Kane founded the company in March 1988 and has served as its Chief Executive Officer and a Director since the Company's inception. Mr. Kane was named Chairman of the Board of the Company in May 1995. Mr. Kane also served as the President of the Company from the Company's inception to February 1997. Mr. Kane was Region Director for Brandon Systems Corporation, a provider of technical staffing services from August 1985 through November 1987. Mr. Kane previously held various sales management and marketing positions with General Electric Company and Automated Data Processing, Inc.

     Mr. Richard Williams joined the Company as Director, President and Chief Operating Officer in February 1997. From 1995 through 1996, Mr. Williams was co-founder and Chairman and Chief Executive Officer of Intellisource, Inc., an outsourcing services firm. From 1990 to 1995, Mr. Williams was a senior vice president of Dun & Bradstreet Corporation, where he was responsible for corporate strategy and marketing, as well as chief of technology.
Previously, Mr. Williams was vice president of U.S. marketing for Unisys and a general manager of General Electric's Consumer Electronics Division.

     Mr. Robert V. Carlson has been Executive Vice President responsible for the Company's field operations since November 1996. Mr. Carlson joined the Company in April 1991 as a Branch General Manager, became an Executive Director in December 1993, and was named Vice President in July 1995. Prior to joining the Company, Mr. Carlson held various positions with General Electric and Automated Data Processing, Inc.

     Mr. Bradley K. Lamers joined the Company in March 1995 as Director of Finance and Controller. He was promoted to Vice President in July 1995 and to Chief Financial Officer, Corporate Secretary and Treasurer in October 1995. From November 1988 to March 1995, Mr. Lamers served as a division controller for Rogers Foods, Inc., a wholly-owned subsidiary of Universal Foods Corporation.

     Ms. Silvia U. Masini joined the Company in March 1990 as Manager - Human Resources. She was promoted to Director of Human Resources in September 1992 and to Vice President, overseeing the Company's human resources function which includes employee recruitment, development and training programs, in October 1993.

ITEM 2.  PROPERTIES

     The Company's principal executive office is currently located in approximately 27,000 square feet of office space in Lincolnshire, Illinois, pursuant to a lease agreement that expires October 31, 2006. The Company leases office space for all of its branch offices and client support sites. Branch offices occupy between 1,200 and 4,700 square feet. The lease terms for branch offices are typically five years.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The information required by this Item is included in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, under the caption "Stockholder Information", which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is included in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, under the caption "Five Year Summary of Selected Financial Data," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is included in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   a.  Directors of the Company

       The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1997, at pages 3 through 5 under the caption "Election of Directors", which information is hereby incorporated herein by reference.

   b.  Executive Officers of the Company

       Reference is made to "Executive Officers of the Registrant" in Part I.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1997, at pages 6 through 8 under the caption "Executive Compensation," at page 10 under the caption "Board of Directors", and at page 10 under the caption "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1997, at page 2 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

 (a)  (1)  FINANCIAL STATEMENTS

           The following financial statements of Alternative Resources Corporation, included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are included in Part II, Item 8:
           (i) Consolidated Balance Sheets - as of December 31, 1996 and 1995;
           (ii)  Consolidated Statements of Operations - years ended
                 December 31, 1996, 1995,and 1994;
           (iii) Consolidated Statements of Changes in Stockholders' Equity - years ended December 31, 1996, 1995, and 1994;
           (iv)  Consolidated Statements of Cash Flows - years ended
                 December 31, 1996, 1995,and 1994;
           (v)   Notes to Consolidated Financial Statements; and
           (vi)  Independent Auditors' Report from KPMG Peat Marwick LLP.

      (2) FINANCIAL STATEMENT SCHEDULES

           (i)  Independent Auditors' Report from KPMG Peat Marwick LLP.

           (ii) Schedule II - valuation and qualifying accounts.

      (3) EXHIBITS

   3.1 Amended and Restated Certificate of Incorporation. Incorporated herein by reference to exhibit 3 to the Company's form 10-Q for the period ended June 30, 1996 (File No. 0-23940)

   3.2  Amended and Restated By-Laws

Exhibit 10.1 through 10.10 are management contracts or compensatory plans or arrangements

  10.1 Amended and Restated Stock Option Plan. Incorporated herein by reference to exhibit 10 to the Company's form 10-Q for the period ended June 30, 1996. (File No. 0-23940)

  10.2 Senior Management Agreement between Alternative Resources Corporation and Larry I. Kane dated as of March 8 1988, as amended December 2, 1988 and March 9, 1990. Incorporated herein by reference to exhibit
        10.3 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-76584.

  10.3 Third Amendment to Senior Management Agreement between Alternative Resources Corporation and Larry I. Kane dated as of April 20, 1994. Incorporated herein by reference to exhibit 10.4 to the Company's Registration Form S-1, as amended, Registration No. 33-76584.

  10.4 Executive Employment Agreement between Alternative Resources Corporation and Silvia U. Masini dated April 18, 1994. Incorporated herein by reference to exhibit 10.7 to the Company's form 10-K for the period ended December 31, 1994. (File No. 0-23940)

  10.5 Executive Employment Agreement between Alternative Resources Corporation and Robert V. Carlson dated July 21, 1995. Incorporated herein by reference to exhibit 10.8 to the Company's form 10-K for the period ended December 31, 1995. (File No. 0-23940)

  10.6 Executive Employment Agreement between Alternative Resources Corporation and Bradley K. Lamers dated July 21, 1995. Incorporated herein by reference to exhibit 10.9 to the Company's form 10-K for the period ended December 31, 1995. (File No. 0-23940)

  10.7 Senior Management Agreement dated September 30, 1991 between Alternative Resources Corporation and Bruce R. Smith, as amended. Incorporated herein by reference to exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended, Registration
        No. 33-76584.

  10.8 Form of Indemnity Agreement between Alternative Resources Corporation and its directors and officers. Incorporated herein by reference to exhibit 10.11 to the Company's Registration Form S-1, as amended, Registration No. 33-76584.

  10.9 Alternative Resources Corporation Employee Stock Purchase Plan. Incorporated herein by reference to the exhibit 10.12 to the Company's Registration Statement on Form S-8, Registration No. 33-88918.

  10.10 Senior Management Agreement made as of September 30, 1991 between Alternative Resources Corporation and Silvia U. Masini. Incorporated herein by reference to the exhibit 10.15 to the Company's Annual Report on form 10-K for the year ended December 31, 1994.
        (File No. 0-23940).

  13    Certain portions of the 1996 Annual Report to Stockholders

  21    Subsidiaries of Alternative Resources Corporation

  23    Consent of KPMG Peat Marwick LLP

  27    Financial Data Schedule


 (b) REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed for the three months ended December 31, 1996.

 (c) EXHIBITS

        The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

 (d) FINANCIAL STATEMENT SCHEDULES

        The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in item 14(a)(2) herein.

                                        SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                               ALTERNATIVE RESOURCES CORPORATION

                               By  /s/ Larry I. Kane
                                  --------------------
                                  Larry I. Kane, Chairman of the Board
                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997:

          Signature                      Title
          ---------                      ------

/s/ Larry I. Kane            Chairman of the Board and Chief
-------------------------
     Larry I. Kane           Executive Officer (Principle Executive Officer)

/s/ Richard Williams         President, Chief Operating Officer and Director
-------------------------
     Richard Williams

                             Executive Vice President and Director
-------------------------
     Robert V. Carlson

/s/ Bradley K. Lamers        Vice President, Chief Financial
-------------------------
     Bradley K. Lamers       Officer, Secretary and Treasurer (Principal
                             Financial Officer and Principal Accounting
                             Officer)

/s/ Michael E. Harris        Director
-------------------------
     Michael E. Harris


/s/ Bruce R. Smith           Director
-------------------------
     Bruce R. Smith


/s/ Raymond R. Hipp          Director
-------------------------
     Raymond R. Hipp


                             Director
-------------------------
     JoAnne Brandes


/s/ Don Rully                Director
-------------------------
     Don Rully

                        ALTERNATIVE RESOURCES CORPORATION

                                   SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                  Additions
                                           -------------------------
                           Balance at      Charged to     Charged to                Balance at
                           Beginning       Costs and      Other                     End of
Description                of Period       Expenses       Accounts     Deductions   Period
-----------                ----------      -----------    -----------  ----------   -----------
1996
Allowance for doubtful
  accounts                   $579             $278            --         $329        $528

1995
Allowance for doubtful
  accounts                    176              420            --           17         579

1994
Allowance for doubtful
  accounts                     95              124            --           42         176


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Alternative Resources Corporation

     Under date of January 21, 1997, we reported on the consolidated balance sheets of Alternative Resources Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits to the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Chicago, Illinois
January 21, 1997

                                EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION                                                 PAGE NO.
-------    -----------                                                 --------
  3.2      Amended and Restated By-Laws
 13        Certain portions of 1996 Annual Report to Stockholders
 21        Subsidiaries of Alternative Resources Corporation
 23        Consent of KPMG Peat Marwick LLP
 27        Financial Data Schedule