Form 10-Q
period 1997-03-31
ALTERNATIVE RESOURCES CORP
filed 1997-05-12
CIK 920521

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                        Commission file number 0-23940


                      ALTERNATIVE RESOURCES CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                             38-2791069
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 100 Tri-State International, Suite 300, Lincolnshire, IL          60069
 --------------------------------------------------------        ----------
         (Address of principal executive offices)                (Zip code)

                                (847) 317-1000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

      15,685,485 shares of Common Stock outstanding as of May 2, 1997.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                       ALTERNATIVE RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                     ASSETS


                                                                                             December 31,    March 31,
                                                                                                 1996          1997
                                                                                             -----------     ---------
Current assets:                                                                                             (Unaudited)
  Cash and cash equivalents                                                                   $   2,310      $   5,064
  Short-term investments                                                                         20,868         19,320
  Trade accounts receivable, net of allowance for doubtful accounts                              33,207         39,188
  Prepaid expenses                                                                                  455            780
  Other receivables                                                                               3,363          1,926
                                                                                             -----------     ---------
    Total current assets                                                                         60,203         66,278
                                                                                             -----------     ---------
Property and equipment:
  Office equipment                                                                                3,103          3,588
  Furniture and fixtures                                                                          1,427          1,513
  Software                                                                                          420            583
  Leasehold improvements                                                                            307            316
                                                                                             -----------     ---------
                                                                                                  5,257          6,000
  Less accumulated depreciation and amortization                                                 (2,377)        (2,738)
                                                                                             -----------     ---------
    Net property and equipment                                                                    2,880          3,262
                                                                                             -----------     ---------
Other assets:
  Long-term investments                                                                           1,026            808
  Other assets                                                                                      294            303
                                                                                             -----------     ---------
    Total other assets                                                                            1,320          1,111
                                                                                             -----------     ---------
Total assets                                                                                  $  64,403      $  70,651
                                                                                             -----------     ---------
                                                                                             -----------     ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                                            $     324      $     322
  Payroll and related expenses                                                                    5,969          9,471
  Accrued expenses                                                                                1,632          1,618
  Income taxes payable                                                                              466            560
                                                                                             -----------     ---------
    Total current liabilities                                                                     8,391         11,971
Deferred rent payable                                                                               345            258
                                                                                             -----------     ---------
    Total liabilities                                                                             8,736         12,229
                                                                                             -----------     ---------
Stockholders' equity:
  Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding       -              -
  Common Stock, $.01 par value, 50,000,000 shares authorized, 15,651,391 and 15,685,441
    shares issued and outstanding at December 31, 1996 and March 31, 1997, respectively             157            157
  Additional paid-in capital                                                                     23,003         23,021
  Unrealized loss on available-for-sale securities                                                  (28)           (58)
  Cumulative translation adjustment                                                                  43             36
  Retained earnings                                                                              32,492         35,266
                                                                                             -----------     ---------
    Total stockholders' equity                                                                   55,667         58,422
                                                                                             -----------     ---------
Total liabilities and stockholders' equity                                                    $  64,403      $  70,651
                                                                                             -----------     ---------
                                                                                             -----------     ---------


             See accompanying Notes to Consolidated Financial Statements

                       ALTERNATIVE RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        Three Months
                                                       Ended March 31,
                                                  -----------------------
                                                     1996          1997
                                                  ---------     ---------
                                                         (Unaudited)
Revenue                                           $  45,834     $  57,758
Cost of services                                     29,069        38,348
                                                  ---------     ---------
Gross profit                                         16,765        19,410
Selling, general and administrative expenses         12,389        15,204
                                                  ---------     ---------
Income from operations                                4,376         4,206
Other income, net                                       259           417
                                                  ---------     ---------
Income before income taxes                            4,635         4,623
Income taxes                                          1,937         1,849
                                                  ---------     ---------
Net income                                         $  2,698      $  2,774
                                                  ---------     ---------
                                                  ---------     ---------

Net earnings per share amounts:
  Primary                                             $0.17         $0.18
                                                  ---------     ---------
                                                  ---------     ---------
  Fully diluted                                       $0.17         $0.18
                                                  ---------     ---------
                                                  ---------     ---------
Weighted average common and common
  equivalent shares outstanding:
  Primary                                            16,035        15,827
                                                  ---------     ---------
                                                  ---------     ---------
  Fully diluted                                      16,125        15,827
                                                  ---------     ---------
                                                  ---------     ---------


          See accompanying Notes to Consolidated Financial Statements

                       ALTERNATIVE RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                        1996         1997
                                                                                     ---------     --------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                                          $  2,698     $  2,774
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          247          362
    Allowance for doubtful accounts, net                                                     8           30
    Change in assets and liabilities:
      Trade accounts receivable                                                         (1,302)      (6,011)
      Prepaid expenses                                                                    (385)        (325)
      Other receivables                                                                   (240)       1,437
      Other assets                                                                          34          (17)
      Accounts payable                                                                      52           (2)
      Payroll and related expenses                                                       2,264        3,502
      Accrued expenses                                                                     119          (14)
      Income taxes payable                                                                 868           94
      Deferred rent payable                                                                 13          (87)
                                                                                     ---------     --------
Net cash provided by operating activities                                                4,376        1,743
                                                                                     ---------     --------

Cash flows from investing activities:
         Purchases of property and equipment                                              (441)        (743)
         Purchases of available-for-sale securities                                     (3,327)      (3,072)
         Redemption of available-for-sale securities                                      -           3,945
         Redemption of held-to-maturity securities                                       4,738          863
                                                                                     ---------     --------
Net cash provided by investing activities                                                  970          993
                                                                                     ---------     --------

Cash flows from financing activities:
         Payments received on stock options exercised                                      962           71
         Repurchase of common stock                                                       (392)        (350)
         Issuance of common stock under employee stock purchase plan                       333          297
                                                                                     ---------     --------
Net cash provided by financing activities                                                  903           18
                                                                                     ---------     --------

Net increase in cash and cash equivalents                                                6,249        2,754
Cash and cash equivalents at beginning of period                                         1,903        2,310
                                                                                     ---------     --------
Cash and cash equivalents at end of period                                            $  8,152     $  5,064
                                                                                     ---------     --------
                                                                                     ---------     --------
Supplemental disclosures:
         Cash paid for income taxes                                                   $  1,070     $    246

         See accompanying Notes to Consolidated Financial Statements

                       ALTERNATIVE RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The operations of Alternative Resources Corporation (the "Company") are conducted through a parent holding company and two operating subsidiaries. The accompanying financial statements include the consolidated financial position and results of operations of the Company and its subsidiaries with all intercompany transactions eliminated in their entirety.

     COMPUTATION OF EARNINGS PER SHARE. Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the three month periods ended March 31, 1996 and 1997. The amount of dilution is computed using the treasury stock method.

     INVESTMENT SECURITIES. The Company classifies all investment securities held as of December 31, 1995 as "held-to-maturity" securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As held-to-maturity securities mature, the proceeds of such securities are reinvested in "available-for-sale" securities. The Company reports available-for-sale securities at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     RECLASSIFICATION. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     The Company has experienced substantial growth in revenue driven by industry trends toward component-based outsourcing of Information Services operations, increased penetration of existing clients, expansion into new markets, increased productivity of existing branch offices, the opening of new branch offices and the introduction of new services. Essentially all of the Company's revenue is generated from technical resource services that offer the benefits of outsourcing, while allowing Information Services operations managers to retain strategic control of their operations.

     The Company continues to adapt its business to a more solution-based model. This is being accomplished through the Company's
Smartsourcing-Registered Trademark- Solutions service offering and to a lesser extent, through recently formed alliances with leading technology providers.

     Smartsourcing-Registered Trademark- Solutions are becoming a more significant part of the Company's revenue base. Under a Smartsourcing-Registered Trademark- arrangement, wherein the Company may take over an entire portion of a client's Information Technology (IT) operations, the Company may provide for flexibility in invoicing arrangements other than more traditional hourly billing. Such arrangements may include fixed price or per unit billing, as well as commitments made by the Company to meet specific service levels. Management believes that Smartsourcing-Registered Trademark- revenue is an important measure of clients' confidence and willingness to engage the Company to provide more comprehensive IT staffing solutions.

     During 1996, the Company embarked upon two significant initiatives, the aforementioned Smartsourcing-Registered Trademark- Solutions service offering and its General Business program. The General Business program, formerly known as the Company's Middle Market program, is a sales initiative which targets midsize customers in the $50 to $500 million revenue range. During the first quarter of 1997, the Company continued to invest in these key initiatives to drive future growth.

     The Company opened five new offices in the three month period ended March 31, 1997. As of March 31, 1997, the Company had 56 offices in the United States and Canada, as compared to 46 offices at March 31, 1996.

FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

     REVENUE. Revenue increased by 26.0% from $45.8 million in the first quarter of 1996 to $57.8 million in the first quarter of 1997, primarily as a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices and hours of service provided by new branch offices. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the impact of a price increase in 1997.

     GROSS PROFIT. Gross profit increased by 15.8% from $16.8 million in the first quarter of 1996 to $19.4 million in the first quarter of 1997, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 36.6% of revenue in the first quarter of 1996 to 33.6% in the first quarter of 1997. During the first quarter of 1997, the Company's gross margin was impacted primarily by more favorable pricing to some of its larger accounts. The Company offers its largest clients volume discounts from list prices in order to encourage increased and continued usage of Company services. The Company believes these discounts have contributed significantly to its revenue growth. In addition, the Company believes its larger account relationships remain integral to its effort to sell value-added services and develop new customer relationships.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $12.4 million in the first quarter of 1996 to $15.2 million in the first quarter of 1997, primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, expenses associated with the General Business initiative, investment in the infrastructure to support sales and delivery components of the Smartsourcing-Registered Trademark- Solutions program and an increased number of offices and their related operating costs. Selling, general and administrative expenses decreased as a percentage of revenue from 27.0% in the first quarter of 1996 to 26.3% in the first quarter of 1997, as these expenses are leveraged over an expanding revenue base. A portion of the revenue growth is attributed to the Smartsourcing-Registered Trademark-and General Business initiatives.

     INCOME FROM OPERATIONS. Income from operations decreased from $4.4 million in the first quarter of 1996, or 9.5% of total revenue, to $4.2 million in the first quarter of 1997, or 7.3% of total revenue.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $1.9 million, or an effective tax rate of 41.8%, in the first quarter of 1996 to $1.8 million, an effective tax rate of 40.0%, in the first quarter of 1997. The decrease in the effective tax rate is the result of a tax planning initiative implemented in 1996.

     NET INCOME. The Company's net income increased from $2.7 million in the first quarter of 1996, or 5.9% of total revenue, to $2.8 million in the first quarter of 1997, or 4.8% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1997, cash flow generated from operations was $1.7 million resulting primarily from earnings and increased accrued payroll expenses, partially offset by a significant increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business and the increased number of clients requesting monthly instead of weekly billing during 1997. Working capital increased from $51.8 million at December 31, 1996, to $54.3 million at March 31, 1997.

     The Company believes its cash balances and funds provided by operations will be sufficient to finance continued expansion of its office network and to meet all of its anticipated cash requirements for at least the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued in February 1997. The Company is required to adopt the new standard for periods ending after December 15, 1997. All prior period earnings per share data presented must be restated after adoption. The standard establishes new methods for computing and presenting earnings per share and replaces the presentation of primary and fully-diluted earnings per share with basic and diluted earnings per share.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

          Exhibit Number          Description
          --------------          -----------
                27                Financial Data Schedule

     (b) The registrant was not required to file any reports on Form 8-K for the quarter.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALTERNATIVE RESOURCES CORPORATION



Date:  May 7, 1997                     /s/ Bradley K. Lamers
                                       ------------------------------
                                       Bradley K. Lamers
                                       Vice President, Chief Financial Officer,
                                       Secretary, and Treasurer

                                 EXHIBIT INDEX

    Exhibit
    Number                        Description
    ------                        -----------

      27                  Financial Data Schedule