Form 10-Q
period 1997-06-30
ALTERNATIVE RESOURCES CORP
filed 1997-08-14
CIK 920521

                        SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                     FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

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
                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     15,712,356 shares of Common Stock outstanding as of August 1, 1997.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                ALTERNATIVE RESOURCES CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)
                                            ASSETS
                                                                                            December 31,     June 30,
                                                                                                1996           1997
                                                                                            ------------    ----------
                                                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                                  $  2,310       $  5,971
  Short-term investments                                                                       20,868         19,425
  Trade accounts receivable, net of allowance for doubtful accounts                            33,207         40,295
  Prepaid expenses                                                                                455            699
  Other receivables                                                                             3,363          1,713
                                                                                           ----------      ---------
    Total current assets                                                                       60,203         68,103
                                                                                           ----------      ---------
Property and equipment:
  Office equipment                                                                              3,103          4,150
  Furniture and fixtures                                                                        1,427          1,652
  Software                                                                                        420            926
  Leasehold improvements                                                                          307            319
                                                                                           ----------      ---------
                                                                                                5,257          7,047
                                                                                           ----------      ---------
  Less accumulated depreciation and amortization                                               (2,377)        (3,142)
                                                                                           ----------      ---------
    Net property and equipment                                                                  2,880          3,905
                                                                                           ----------      ---------
Other assets:
  Long-term investments                                                                         1,026          1,353
  Other assets                                                                                    294            299
                                                                                           ----------      ---------
    Total other assets                                                                          1,320          1,652
                                                                                           ----------      ---------
Total assets                                                                                $  64,403      $  73,660
                                                                                           ----------      ---------
                                                                                           ----------      ---------

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $  324         $  329
  Payroll and related expenses                                                                 5,969          8,844
  Accrued expenses                                                                             1,632          1,135
  Income taxes payable                                                                           466            927
                                                                                          ----------      ---------
    Total current liabilities                                                                  8,391         11,235
Deferred rent payable                                                                            345            279
                                                                                          ----------      ---------
    Total liabilities                                                                          8,736         11,514
Stockholders' equity:                                                                     ----------      ---------
  Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and
     outstanding                                                                                  --            --
  Common Stock, $.01 par value, 50,000,000 shares authorized, 15,651,391 and 15,711,018
     shares issued and outstanding at December 31, 1996 and June 30, 1997, respectively          157            157
  Additional paid-in capital                                                                  23,003         23,111
  Unrealized loss on available-for-sale securities                                               (28)           (24)
  Cumulative translation adjustment                                                               43             41
  Retained earnings                                                                           32,492         38,861
                                                                                          ----------      ---------
    Total stockholders' equity                                                                55,667         62,146
                                                                                          ----------      ---------
Total liabilities and stockholders' equity                                                 $  64,403      $  73,660
                                                                                          ----------      ---------
                                                                                          ----------      ---------

                See accompanying Notes to Consolidated Financial Statements

                                         ALTERNATIVE RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands except per share data)

                                                      Three Months           Six Months
                                                     Ended June 30,        Ended June 30,
                                                     ----------------     ----------------
                                                     1996      1997        1996      1997
                                                     -------  -------     -------   ------
                                                      (Unaudited)            (Unaudited)
Revenue                                              $48,674  $62,803     $94,508  $120,561
Cost of services                                      30,049   40,939      59,118    79,287
                                                     -------  -------     -------   -------
Gross profit                                          18,625   21,864      35,390    41,274
Selling, general and administrative expenses          13,035   16,277      25,424    31,481
                                                     -------  -------     -------   -------
Income from operations                                 5,590    5,587       9,966     9,793
Other income, net                                        243      307         502       724
                                                     -------  -------     -------   -------
Income before income taxes                             5,833    5,894      10,468    10,517
Income taxes                                           2,438    2,299       4,375     4,148
                                                     -------  -------     -------   -------

Net income                                            $3,395   $3,595      $6,093    $6,369
                                                     -------  -------     -------   -------
                                                     -------  -------     -------   -------

Net earnings per share amounts:
     Primary                                           $0.21    $0.23       $0.38     $0.40
                                                     -------  -------     -------   -------
                                                     -------  -------     -------   -------
     Fully diluted                                     $0.21    $0.23       $0.38     $0.40
                                                     -------  -------     -------   -------
                                                     -------  -------     -------   -------
Weighted average common and common
   equivalent shares outstanding:
     Primary                                          16,315   15,834      16,117    15,830
                                                     -------  -------     -------   -------
                                                     -------  -------     -------   -------
     Fully diluted                                    16,318   15,842      16,204    15,841
                                                     -------  -------     -------   -------
                                                     -------  -------     -------   -------



                    See accompanying Notes to Consolidated Financial Statements

                                ALTERNATIVE RESOURCES CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)

                                                                           Six Months Ended
                                                                                June 30,
                                                                        ---------------------
                                                                         1996           1997
                                                                        ------         -------
                                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                                            $  6,093       $  6,369
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            360            766
    Allowance for doubtful accounts, net                                      28            110
    Change in assets and liabilities:
      Trade accounts receivable                                           (2,700)        (7,198)
      Prepaid expenses                                                       (62)          (244)
      Other receivables                                                     (842)         1,650
      Other assets                                                            22             (8)
      Accounts payable                                                       (40)             5
      Payroll and related expenses                                         1,692          2,875
      Accrued expenses                                                       344           (497)
      Income taxes payable                                                  (418)           461
      Deferred rent payable                                                   30            (66)
                                                                          ------         -------
Net cash provided by operating activities                                  4,507          4,223
                                                                          ------         -------
Cash flows from investing activities:
  Purchases of property and equipment                                       (822)        (1,790)
  Purchases of available-for-sale securities                             (12,271)       (12,205)
  Redemption of available-for-sale securities                               --           10,890
  Redemption of held-to-maturity securities                                6,406          2,435
                                                                          ------         -------
Net cash used in investing activities                                     (6,687)          (670)
                                                                          ------         -------
Cash flows from financing activities:
  Payments received on stock options exercised                             1,886            218
  Repurchase of common stock                                                (724)          (736)
  Issuance of common stock under employee stock purchase plan                615            626
                                                                          ------         -------
Net cash provided by financing activities                                  1,777            108
                                                                          ------         -------

Net increase (decrease) in cash and cash equivalents                        (403)         3,661
Cash and cash equivalents at beginning of period                           4,639          2,310
                                                                          ------         -------
Cash and cash equivalents at end of period                              $  4,236       $  5,971
                                                                          ------         -------
                                                                          ------         -------
Supplemental disclosures:
  Cash paid for income taxes                                            $  5,237       $  2,056


                   See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

     COMPUTATION OF EARNINGS PER SHARE. Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the three month and six month periods ended June 30, 1996 and 1997. The amount of dilution is computed using the treasury stock method.

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

     During 1996, the Company embarked upon two significant initiatives, the aforementioned Smartsourcing-Registered Trademark- Solutions service offering and its General Business program. The General Business program, formerly known as the Company's Middle Market program, is a sales initiative which targets midsize customers in the $50 to $500 million revenue range. During the first six months of 1997, the Company continued to invest in these key initiatives to drive future growth.

     The Company opened one new office in the three month period ended June 30, 1997, and six new offices in the first six months of 1997. As of June 30, 1997, the Company had 57 offices in the United States and Canada, as compared to 47 offices at June 30, 1996.

SECOND QUARTER FISCAL 1997 COMPARED TO SECOND QUARTER FISCAL 1996

     REVENUE. Revenue increased by 29.0% from $48.7 million in the second quarter of 1996 to $62.8 million in the second quarter of 1997, primarily as a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices and hours of service provided by new branch offices. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the impact of a price increase in 1997.

     GROSS PROFIT. Gross profit increased by 17.4% from $18.6 million in the second quarter of 1996 to $21.9 million in the second quarter of 1997, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 38.3% of revenue in the second quarter of 1996 to 34.8% in the second quarter of 1997. During the second quarter of 1997, the Company's gross margin was impacted primarily by more favorable pricing to some of its larger accounts. The Company offers its largest clients volume discounts from list prices in order to encourage increased and continued usage of Company services. The Company believes these discounts have contributed significantly to its revenue growth. In addition, the Company believes its larger account relationships remain integral to its effort to sell value-added services and develop new customer relationships.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $13.0 million in the second quarter of 1996 to $16.3 million in the second quarter of 1997, primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, expenses associated with the General Business initiative, investment in the infrastructure to support sales and delivery components of the Smartsourcing-Registered Trademark- Solutions program and an increased number of offices and their related operating costs. Selling, general and administrative expenses decreased as a percentage of revenue from 26.8% in the second quarter of 1996 to 25.9% in the second quarter of 1997, as these expenses are leveraged over an expanding revenue base. A portion of the revenue growth is attributed to the Smartsourcing-Registered Trademark- and General Business initiatives.

     INCOME FROM OPERATIONS. Income from operations was $5.6 million in the second quarter of 1996 and 1997, or 11.5% and 8.9% of total revenue, respectively.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $2.4 million, or an effective tax rate of 41.8%, in the second quarter of 1996 to $2.3 million, an effective tax rate of 39.0%, in the second quarter of 1997. The decrease in the effective tax rate is the result of a tax planning initiative implemented in 1996.

     NET INCOME. The Company's net income increased from $3.4 million in the second quarter of 1996, or 7.0% of total revenue, to $3.6 million in the second quarter of 1997, or 5.7% of total revenue.

FIRST SIX MONTHS FISCAL 1997 COMPARED TO FIRST SIX MONTHS FISCAL 1996

     REVENUE. Revenue increased by 27.6% from $94.5 million in the first six months of 1996 to $120.6 million in the first six months of 1997, primarily as a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices and hours of service provided by new branch offices. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the impact of a price increase in 1997.

     GROSS PROFIT. Gross profit increased by 16.6% from $35.4 million in the first six months of 1996 to $41.3 million in the first six months of 1997, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 37.4% of revenue in the first six months of 1996 to 34.2% in the first six months of 1997. During the first six months of 1997, the Company's gross margin was impacted primarily by more favorable pricing to some of its larger accounts. The Company offers its largest clients volume discounts from list prices in order to encourage increased and continued usage of Company services. The Company believes these discounts have contributed significantly to its revenue growth. In addition, the Company believes its larger account relationships remain integral to its effort to sell value-added services and develop new customer relationships.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $25.4 million in the first six months of 1996 to $31.5 million in the first six months of 1997, primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, expenses associated with the General Business initiative, investment in the infrastructure to support sales and delivery components of the Smartsourcing-Registered Trademark- Solutions program and an increased number of offices and their related operating costs. Selling, general and administrative expenses decreased as a percentage of revenue from 26.9% in the first six months of 1996 to 26.1% in the first six months of 1997, as these expenses are leveraged over an expanding revenue base. A portion of the revenue growth is attributed to the Smartsourcing-Registered Trademark- and General Business initiatives.

     INCOME FROM OPERATIONS. Income from operations decreased from $10.0 million in the first six months of 1996, or 10.5% of total revenue, to $9.8 million in the first six months of 1997, or 8.1% of total revenue.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $4.4 million, or an effective tax rate of 41.8%, in the first six months of 1996 to $4.1 million, an effective tax rate of 39.4%, in the first six months of 1997. The decrease in the effective tax rate is the result of a tax planning initiative implemented in 1996.

     NET INCOME. The Company's net income increased from $6.1 million in the first six months of 1996, or 6.4% of total revenue, to $6.4 million in the first six months of 1997, or 5.3% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1997, cash flow generated from operations was $4.2 million resulting primarily from earnings, increased accrued payroll expenses, and decreases in other receivables partially offset by a significant increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business and the increased number of clients requesting monthly instead of weekly billing during 1997. Working capital increased from $51.8 million at December 31, 1996, to $56.9 million at June 30, 1997.

     The Board of Directors has authorized the repurchase, of up to the lesser of 300,000 shares or $5,000,000, of its common shares. The repurchase of common shares is to offset the dilutive effect of the Company's stock option grants to employees. Shares will be purchased from time to time, depending on market conditions and other factors, at the then-prevailing market prices.

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

PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of Alternatives Resources Corporation was held on April 29, 1997.

     (b) The individuals specified in (c) below were elected as directors at the meeting and the terms of office of JoAnne Brandes, Michael E. Harris, Robert V. Carlson, Larry I. Kane and Bruce R. Smith as directors continued after the meeting.

     (c) Set forth below is the tabulation of the votes with respect to the election of Raymond R. Hipp, A. Donald Rully and Richard Williams as Class III Directors.


                                                         Withhold
               Director              For                Authority
              ----------------    -----------        --------------

               Raymond R. Hipp     13,140,820           424,012
               A. Donald Rully     13,139,496           425,336
               Richard Williams    13,140,589           424,243

          Set forth below is the tabulation of the votes on approval of an amendment to the Company's Amended and Restated Incentive Stock Option Plan increasing the number of shares of common stock available for grant thereunder by 736,000 shares to a total of 4,000,000.

                                                           Broker
              For        Against          Abstain         Nonvotes
          ----------    --------         --------         --------
          11,367,446    2,088,435          35,232          73,228

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

          Exhibit Number   Description
          --------------   ------------
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



                                       ALTERNATIVE RESOURCES CORPORATION





Date:  August 12, 1997                 /s/ Bradley K. Lamers
                                       _______________________________
                                        Bradley K. Lamers
                                        Vice President, Chief Financial Officer,
                                        Secretary, and Treasurer

                                   EXHIBIT INDEX

Exhibit
Number                      Description
-------                    ------------

     10             Amended and Restated Incentive
                    Stock Option Plan

     27             Financial Data Schedule