Form 10-Q
period 1997-09-30
ALTERNATIVE RESOURCES CORP
filed 1997-11-14
CIK 920521

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

    15,748,627 shares of Common Stock outstanding as of November 7, 1997.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                          ALTERNATIVE RESOURCES CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                        ASSETS

                                                                                                 December 31,  September 30,
                                                                                                     1996           1997
                                                                                                -------------  -------------
                                                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                                    $       2,310    $     1,906
   Short-term investments                                                                              20,868         16,718
   Trade accounts receivable, net of allowance for doubtful accounts                                   33,207         47,570
   Prepaid expenses                                                                                       455            663
   Other receivables                                                                                    3,363          1,742
                                                                                                -------------  -------------
      Total current assets                                                                             60,203         68,599
                                                                                                -------------  -------------
Property and equipment:
   Office equipment                                                                                     3,103          4,583
   Furniture and fixtures                                                                               1,427          1,760
   Software                                                                                               420          2,470
   Leasehold improvements                                                                                 307            358
                                                                                                -------------  -------------
                                                                                                        5,257          9,171
   Less accumulated depreciation and amortization                                                      (2,377)        (3,562)
                                                                                                -------------  -------------
      Net property and equipment                                                                        2,880          5,609
                                                                                                -------------  -------------
Other assets:
   Long-term investments                                                                                1,026          3,493
   Other assets                                                                                           294            300
                                                                                                -------------  -------------
      Total other assets                                                                                1,320          3,793
                                                                                                -------------  -------------
Total assets                                                                                     $     64,403   $     78,001
                                                                                                -------------  -------------
                                                                                                -------------  -------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                    $  324         $  288
   Payroll and related expenses                                                                         5,969          9,615
   Accrued expenses                                                                                     1,632          1,136
   Income taxes payable                                                                                   466            367
                                                                                                -------------  -------------
      Total current liabilities                                                                         8,391         11,406
Deferred rent payable                                                                                     345            280
                                                                                                -------------  -------------
      Total liabilities                                                                                 8,736         11,686
                                                                                                -------------  -------------
Stockholders' equity:
   Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding              --             --
   Common Stock, $.01 par value, 50,000,000 shares authorized, 15,651,391 and 15,748,995
      shares issued and outstanding at December 31, 1996 and September 30, 1997, respectively            157            157
   Additional paid-in capital                                                                         23,003         23,397
   Retained earnings                                                                                  32,492         43,060
   Unrealized gain (loss) on available-for-sale securities                                               (28)            57
   Cumulative translation adjustment                                                                      43             63
                                                                                                -------------  -------------
                                                                                                      55,667         66,734
   Less: Treasury shares, at cost,  none and  19,000 shares at December 31, 1996 and
      September 30, 1997, respectively                                                                    --           (419)
                                                                                                -------------  -------------
         Total stockholders' equity                                                                    55,667         66,315
                                                                                                -------------  -------------
Total liabilities and stockholders' equity                                                          $  64,403      $  78,001
                                                                                                -------------  -------------
                                                                                                -------------  -------------

             See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                        Three Months            Nine Months
                                                      Ended September 30,   Ended September 30,
                                                      -------------------   -------------------
                                                       1996       1997        1996        1997
                                                      -------    --------   --------    -------
                                                         (Unaudited)            (Unaudited)
Revenue                                               $49,790    $66,586    $144,298    $187,147

Cost of services                                       30,889     43,233      90,007     122,520
                                                      -------    -------    --------    --------
Gross profit                                           18,901     23,353      54,291      64,627

Selling, general and administrative expenses           13,096     16,786      38,520      48,267
                                                      -------    -------    --------    --------
Income from operations                                  5,805      6,567      15,771      16,360

Other income, net                                         276        206         778         930
                                                      -------    -------    --------    --------
Income before income taxes                              6,081      6,773      16,549      17,290

Income taxes                                            2,542      2,574       6,917       6,722
                                                      -------    -------    --------    --------

Net income                                             $3,539     $4,199      $9,632     $10,568
                                                      -------    -------    --------    --------
                                                      -------    -------    --------    --------

     Primary                                            $0.22      $0.26       $0.60       $0.67
                                                      -------    -------    --------    --------
                                                      -------    -------    --------    --------
     Fully diluted                                      $0.22      $0.26       $0.60       $0.67
                                                      -------    -------    --------    --------
                                                      -------    -------    --------    --------

Weighted average common and common
  equivalent shares outstanding:
     Primary                                           16,104     16,326      16,115     15,849
                                                      -------    -------    --------    --------
                                                      -------    -------    --------    --------
     Fully diluted                                     16,107     16,388      16,128     15,869
                                                      -------    -------    --------    --------
                                                      -------    -------    --------    --------

             See accompanying Notes to Consolidated Financial Statements

                            ALTERNATIVE RESOURCES CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                      ----------------------
                                                        1996           1997
                                                      --------      --------
                                                           (Unaudited)

Cash flows from operating activities:
   Net income                                         $  9,632      $  10,568
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                      623          1,186
        Allowance for doubtful accounts, net              (226)            90
        Change in assets and liabilities:
          Trade accounts receivable                     (4,271)       (14,453)
          Prepaid expenses                                 384           (208)
          Other receivables                               (836)         1,621
          Other assets                                      39             13
          Accounts payable                                (161)           (36)
          Payroll and related expenses                   2,351          3,646
          Accrued expenses                                 501           (496)
          Income taxes payable                            (383)           (99)
          Deferred rent payable                             42            (65)
                                                      --------      --------
Net cash provided by operating activities                7,695          1,767
                                                      --------      --------

Cash flows from investing activities:
   Purchases of property and equipment                  (1,137)        (3,914)
   Purchases of available-for-sale securities          (18,758)       (16,280)
   Redemption of available-for-sale securities              --         15,613
   Redemption of held-to-maturity securities            11,611          2,435
                                                      --------      --------
Net cash used in investing activities                   (8,284)        (2,146)
                                                      --------      --------

Cash flows from financing activities:
   Payments received on stock options exercised          2,923            548
   Repurchase of common stock                           (1,131)        (1,445)
   Issuance of common stock under employee stock
      purchase plan                                        961            872
                                                      --------      --------
Net cash provided by (used in) financing activities      2,753            (25)
                                                      --------      --------

Net increase (decrease) in cash and cash equivalents     2,164           (404)
Cash and cash equivalents at beginning of period         4,639          2,310
                                                      --------      --------
Cash and cash equivalents at end of period            $  6,803       $  1,906
                                                      --------      --------
                                                      --------      --------

Supplemental disclosures:
   Cash paid for income taxes                         $  7,718       $  5,298

             See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1997

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

    COMPUTATION OF EARNINGS PER SHARE. Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the three month and nine month periods ended September 30, 1996 and 1997. The amount of dilution is computed using the treasury stock method.

    INVESTMENT SECURITIES. The Company classifies all investment securities held as of December 31, 1995 as held-to-maturity securities. As held-to-maturity securities mature, the proceeds of such securities are reinvested in available-for-sale securities. The Company reports available-for-sale securities at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

    Smartsourcing-Registered Trademark- Solutions are becoming a more significant part of the Company's revenue base. Under a Smartsourcing-Registered Trademark- arrangement, wherein the Company may take over an entire portion of a client's Information Technology (IT) operations, the Company may provide for flexibility in invoicing arrangements other than more traditional hourly billing. Such arrangements may include fixed price or per unit billing, as well as commitments made by the Company to meet specific service levels. Management believes that Smartsourcing-Registered Trademark-revenue is an important measure of clients' confidence and willingness to engage the Company to provide more comprehensive IT staffing solutions.

    During 1996, the Company embarked upon two significant initiatives, the aforementioned Smartsourcing-Registered Trademark- Solutions service offering and its General Business program. The General Business program, formerly known as the Company's Middle Market program, is a sales initiative which targets midsize customers in the $50 to $500 million revenue range. During the first nine months of 1997, the Company continued to invest in these key initiatives to drive future growth.

    As of September 30, 1997, the Company had 57 offices in the United States and Canada, as compared to 49 offices at September 30, 1996.

THIRD QUARTER FISCAL 1997 COMPARED TO THIRD QUARTER FISCAL 1996

    REVENUE. Revenue increased by 33.7% from $49.8 million in the third quarter of 1996 to $66.6 million in the third quarter of 1997, primarily as a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices and hours of service provided by new branch offices. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the impact of a price increase in 1997.

    GROSS PROFIT. Gross profit increased by 23.6% from $18.9 million in the third quarter of 1996 to $23.4 million in the third quarter of 1997, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 38.0% of revenue in the third quarter of 1996 to 35.1% in the third quarter of 1997. During the third quarter of 1997, the Company's gross margin was impacted primarily by more favorable pricing to some of its larger accounts. The Company offers its largest clients volume discounts from list prices in order to encourage increased and continued usage of Company services. The Company believes these discounts have contributed significantly to its revenue growth. In addition, the Company believes its larger account relationships remain integral to its effort to sell value-added services and develop new customer relationships.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $13.1 million in the third quarter of 1996 to $16.8 million in the third quarter of 1997, primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, expenses associated with the General Business initiative, investment in the infrastructure to support sales and delivery components of the Smartsourcing-Registered Trademark- Solutions program and an increased number of offices and their related operating costs. Selling, general and administrative expenses decreased as a percentage of revenue from 26.3% in the third quarter of 1996 to 25.2% in the third quarter of 1997, as these expenses are leveraged over an expanding revenue base.

    INCOME FROM OPERATIONS. Income from operations increased from $5.8 million in the third quarter of 1996, or 11.7% of total revenue, to $6.6 million in the third quarter of 1997, or 9.9% of total revenue.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $2.5 million, or an effective tax rate of 41.8%, in the third quarter of 1996 to $2.6 million, an effective tax rate of 38.0%, in the third quarter of 1997. The decrease in the effective tax rate is the result of a tax planning initiative implemented in 1996.

    NET INCOME. The Company's net income increased from $3.5 million in the third quarter of 1996, or 7.1% of total revenue, to $4.2 million in the third quarter of 1997, or 6.3% of total revenue.

FIRST NINE MONTHS FISCAL 1997 COMPARED TO FIRST NINE MONTHS FISCAL 1996

    REVENUE. Revenue increased by 29.7% from $144.3 million in the first nine months of 1996 to $187.1 million in the first nine months of 1997, primarily as a result of an increase in the hours of service provided and, to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices and hours of service provided by new branch offices. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the impact of a price increase in 1997.

    GROSS PROFIT. Gross profit increased by 19.0% from $54.3 million in the first nine months of 1996 to $64.6 million in the first nine months of 1997, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 37.6% of revenue in the first nine months of 1996 to 34.5% in the first nine months of 1997. During the first nine months of 1997, the Company's gross margin was impacted primarily by more favorable pricing to some of its larger accounts. The Company offers its largest clients volume discounts from list prices in order to encourage increased and continued usage of Company services. The Company believes these discounts have contributed significantly to its revenue growth. In addition, the Company believes its larger account relationships remain integral to its effort to sell value-added services and develop new customer relationships.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $38.5 million in the first nine months of 1996 to $48.3 million in the first nine months of 1997, primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, expenses associated with the General Business initiative, investment in the infrastructure to support sales and delivery components of the Smartsourcing-Registered Trademark- Solutions program and an increased number of offices and their related operating costs. Selling, general and administrative expenses decreased as a percentage of revenue from 26.7% in the first nine months of 1996 to 25.8% in the first nine months of 1997, as these expenses are leveraged over an expanding revenue base.

    INCOME FROM OPERATIONS. Income from operations increased from $15.8 million in the first nine months of 1996, or 10.9% of total revenue, to $16.4 million in the first nine months of 1997, or 8.7% of total revenue.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $6.9 million, or an effective tax rate of 41.8%, in the first nine months of 1996 to $6.7 million, an effective tax rate of 38.9%, in the first nine months of 1997. The decrease in the effective tax rate is the result of a tax planning initiative implemented in 1996.

    NET INCOME. The Company's net income increased from $9.6 million in the first nine months of 1996, or 6.7% of total revenue, to $10.6 million in the first nine months of 1997, or 5.6% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 1997, cash flow generated from operations was $1.8 million resulting primarily from earnings, increased accrued payroll expenses, and decreases in other receivables partially offset by a significant increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business and the increased number of clients requesting monthly instead of weekly billing during 1997. Working capital increased from $51.8 million at December 31, 1996, to $57.2 million at September 30, 1997.

    Subsequent to September 30, 1997, the Company acquired CGI Systems, Inc., a majority-owned subsidiary of IBM Corporation, in a cash for stock transaction. CGI Systems, Inc. provides a range of information technology services including IT supplemental staffing; network solutions, including network implementation and Lotus Notes practices; applications development practices; and applications consulting practices for SAP, data warehousing and other applications. In order to fund this acquisition, the Company opened a 3 year revolving line of credit in the amount of $75 million. A substantial portion of the line of credit will be used to pay for the initial purchase price. Management believes that the post-acquisition cash balances and funds provided by operations will be sufficient to finance continued expansion of its office network and to meet all of its anticipated cash requirements, including interest payments, for the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997. The Company is required to adopt the new standard for periods ending after December 15, 1997. All prior period earnings per share data presented must be restated after adoption. The standard establishes new methods for computing and presenting earnings per share and replaces the presentation of primary and fully-diluted earnings per share with basic and diluted earnings per share. The new method for calculating diluted earnings per share under SFAS No. 128 does not have an impact on the fully-diluted earnings per share presented for the 3 and 9 month periods ended September 30, 1996 and 1997.

    SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. The Company is required to adopt the new standard for periods beginning after December 15, 1997. This statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. The Company is required to adopt the disclosures of SFAS No. 131 in the December 31, 1998 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on its financial statements.

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

                                      ALTERNATIVE RESOURCES CORPORATION





Date:  November 14, 1997               /s/ Bradley K. Lamers
                                       ----------------------------------------
                                       Bradley K. Lamers
                                       Vice President, Chief Financial Officer,
                                       Secretary, and Treasurer

                          EXHIBIT INDEX

Exhibit
Number                Description
------                -----------

  27             Financial Data Schedule