Form 10-K
period 1997-12-31
ALTERNATIVE RESOURCES CORP
filed 1998-03-31
CIK 920521

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition period from ____________________ to ___________________________.

Commission file number:    0-23940
                           -------

                         ALTERNATIVE RESOURCES CORPORATION
                         ---------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                             38-279106
          ---------------------------             -------------------------
          (State or other jurisdiction of              (IRS Employer
           incorporation or organization)            Identification No.)

          100 Tri-State International, Suite 300
               Lincolnshire, Illinois                       60069
          ---------------------------             -------------------------
          (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: (847) 317-1000

         Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $.01 Par Value
                            ----------------------------
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   /X/       No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 6, 1998 (based upon an estimate that 89.4% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Common Stock on the Nasdaq National Market) on that date was approximately $361,784,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to these requirements and registrant is not bound by this determination for any other purpose.

As of March 6, 1998, 15,863,407 shares of the registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:

  Certain portions of the Annual Report to Stockholders for fiscal year ended
     December 31, 1997 (Part II).
  Certain portions of the Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 1998 (Part III).

                                       PART I
ITEM 1.  BUSINESS

OVERVIEW

     Alternative Resources Corporation-Registered Trademark- ("ARC" or the "Company"), through its subsidiaries, is a leading provider of information technology (IT) services, including component outsourcing, consulting, technology rollouts and IT project staffing. The Company's clients consist principally of Fortune 1000 companies and mid-sized companies with sizable and complex IT operations. The Company serves its clients through a network of 58 branch offices (as of December 31, 1997) located in the United States and Canada. The Company has experienced substantial growth in revenue and earnings driven primarily by industry trends toward component outsourcing of IT operations, increased penetration of the Company's existing clients and markets, expansion into new markets, and the introduction of new services.

     The Company was formed in March 1988 and began providing technical staffing solutions in April 1988. The Company has expanded its office network during each year of operation, opening three offices in 1988, four offices in 1989, six offices in 1990, two offices in 1991, four offices in 1992, five offices in 1993, nine offices in 1994, eight offices in 1995, nine offices in 1996 and eight in 1997. The Company intends to open six to eight new offices in 1998. (See "Operations" below)

     On November 7, 1997, ARC acquired CGI Systems, Inc. (CGI). The acquisition represents a strategic expansion of ARC's service offerings in the IT staffing and managed services area that will allow for a broader base of solutions to an increasingly sophisticated information technology marketplace. Additional services which the Company will be able to provide as a result of the acquisition include applications support; network solutions, including network implementation and Lotus Notes practices; applications development practices; and application consulting practices for SAP, data warehousing and other applications.

ARC SERVICES

     During the past several years, ARC has evolved from a pure IT staffing company into a solutions-based provider of IT services. ARC's service offerings are designed to provide its clients with the flexibility and expertise to address their IT execution needs. Within the IT operations and applications support areas, ARC provides traditional IT staffing resources, project management services and managed delivery services called Smartsourcing-Registered Trademark- Solutions. The Company's resource base of more than 50,000 technical employees are skilled in the following technology environments:


- Help Desk                            - Applications Maintenance

- Desktop Support                      - Group Ware

- LAN/WAN/Telecommunications           - Internet

- Data Center Operations               - Intranet

- Client Server                        - Electronic Commerce

- Applications Development

     Clients can utilize ARC's IT professionals through a variety of service arrangements: Staffing Services, Projects and Smartsourcing-Registered Trademark- Solutions.

     STAFFING SERVICES. With ARC Staffing Services, clients are provided access to talented IT professionals as needed in the areas of operational support and programming services. Under this arrangement, ARC's clients provide the day-to-day management of IT professionals. Staffing Services, formerly referred to as time and material business, has been offered by ARC since its inception in 1988.

     PROJECTS. Under ARC Projects, the Company provides highly skilled IT professionals for the planning and implementation of companies' most complex IT projects, in addition to the benefits provided under traditional staffing
services.   ARC's senior level IT professionals develop a clearly defined statement of work identifying discrete deliverables for each project, ensuring it is planned, executed and completed to the client's specifications and timetable. Typical ARC projects involve rolling out software or hardware technologies from platform migrations to network design and implementation.

     SMARTSOURCING-Registered Trademark- SOLUTIONS. Under Smartsourcing-Registered Trademark- Solutions, the Company manages, supervises and schedules the staffing requirements of all or part of a client's IT operations department or function. However, as opposed to total outsourcing, the strategic direction and control of the department or function is retained by the client. For example, under one of the Company's Smartsourcing projects, the Company provides, manages and supervises ARC technical employees who operate a client's entire data center tape operations. Smartsourcing relieves the client of the burdensome responsibilities of employment and termination, performance evaluations, benefits administration, scheduling and retraining. Smartsourcing is generally structured to provide clients with an economical mix of Staffing Services, Projects and onsite management. The site manager reports to the client, but also receives direction from the operational delivery team. Under a Smartsourcing arrangement, the Company may commit to achieving certain service levels established by a client and may be subject to penalties if such service levels are not achieved.

     All three of the Company's staffing alternatives are supported by the Company's National Client Support Services ("NCSS"), which provides both clients and technical employees with assistance and direction in case of emergencies and other unanticipated events. NCSS is available to clients at no additional cost after normal business hours on weekdays and 24 hours a day on weekends.

     Historically, staffing services have been billed on an hourly basis. While the vast majority of the traditional staffing business is invoiced in this manner, under ARC Projects or Smartsourcing-Registered Trademark- Solutions arrangements, the Company may utilize alternative invoicing arrangements. Such arrangements may include fixed price arrangements or per unit billing. An example of a per unit billing arrangement would be a price per call on a help desk operation.

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

     Each branch office typically has two to four account managers. Each account manager typically focuses on up to 25 targeted organizations with substantial IT operations. The Company also employs national account managers who establish and manage national service arrangements with certain major clients and maintain those relationships at the corporate office level.
 Account managers and national account managers work together to serve the local and national needs of such clients.

     Each branch office typically has two to four resource managers. A resource manager typically manages an aggregate of 20 to 30 technical employees assigned to various projects.

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

     Branch general managers are responsible for the overall performance of their respective branch office and may oversee client support sites. Branch general managers also assist account managers in developing and maintaining client relationships and assist resource managers in interviewing and evaluating technical personnel. Branch general managers typically have significant direct selling experience with a Fortune 500 company, at least three years of experience in sales management, and strong interpersonal skills. Each branch general manager reports to an executive director.

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

     The Company provides sales and delivery support for its Smartsourcing-Registered Trademark- Solutions offering through centralized Smartsourcing-Registered Trademark- Solutions staff located at its headquarters in Lincolnshire, Illinois. This staff of specialists supports ARC's account managers in presenting Smartsourcing-Registered Trademark-Solutions to clients. The staff also provides management oversight and technical support to Smartsourcing-Registered Trademark- Solutions project teams.

RECRUITING OF TECHNICAL PERSONNEL

     As the leading edge of technology continues to outpace the availability of leading edge skills, and as the Company introduces applications support services to its clients, the recruitment and retention of technical personnel represents an expanding challenge. To recruit qualified technical personnel, the Company places newspaper advertisements, maintains a presence at local technical college(s) and obtains referrals from its technical employees and clients. In addition, the Company recruits technical personnel through its web site (www.alrc.com). In 1998, the Company's new National Technical Recruiters outbound telemarketing group will undertake a broad-based effort to develop relationships with technical professionals throughout the U.S. and Canada. These efforts will be further supported in individual markets with an expanded group of local recruiting specialists.

     Prospective technical employees are required to complete an extensive questionnaire regarding skill levels, experience, education and availability, and to provide references. Resource managers regularly update each branch office database to reflect changes in technical personnel skill levels and availability.

     In order to retain a qualified workforce, the Company devotes considerable time and resources towards serving the needs of its technical employees. All technical employees receive a competitive hourly wage determined by the Company and are eligible to participate in the Company's 401(k) plan and employee stock purchase plan and earn bonuses based on referrals of technical personnel. In addition, technical employees are eligible for educational reimbursement based on length of service with the Company, which may be used in technical training programs to improve and expand their technical skills. The Company also provides technical employees access to computer-based training in its branch offices. Technical employees also receive a benefits package that allows them to select from a variety of benefit options, including comprehensive group medical insurance, vision and dental insurance, long-term disability insurance and group life insurance. The Company believes that its comprehensive benefits and training programs encourage technical employees' loyalty and commitment.

OPERATIONS

     The Company operates through a network of 58 offices (including client support sites) located in the United States and Canada. In addition to the Company's principal executive offices in Lincolnshire, Illinois, as of December 31, 1997, the Company had offices located in the following metropolitan areas:



                                         YEAR                                                         YEAR
              LOCATION                  OPENED                      LOCATION                         OPENED
              --------                  ------                      --------                         ------
-    Detroit, Michigan                  1988        - New York, New York                            1994
-    Minneapolis, Minnesota             1988        - Rosemont, Illinois                            1994
-    Dallas, Texas                      1988        - Edison, New Jersey                            1994
                                                    - Charlotte, North Carolina                     1994
-    Boston, Massachusetts              1989        - Plano, Texas                                  1994
-    Chicago, Illinois                  1989
-    Cleveland, Ohio                    1989        - Boca Raton, Florida                           1995
-    Washington, D.C.                   1989        - Colorado Springs, Colorado                    1995
                                                    - Rochester, New York*                          1995
-    San Francisco, California          1990        - Raleigh-Durham, North Carolina                1995
-    Fort Worth, Texas                  1990        - Milwaukee, Wisconsin                          1995
-    Atlanta, Georgia                   1990        - Woodland Hills, California                    1995
-    Houston, Texas                     1990        - Allentown, Pennsylvania                       1995
-    Los Angeles, California            1990        - Long Island, New York                         1995
-    Anaheim, California                1990
                                                    - Richmond, Virginia*                           1996
-    Cincinnati, Ohio                   1991        - Portland, Oregon                              1996
-    San Jose, California               1991        - Kansas City, Kansas                           1996
                                                    - Pittsburgh, Pennsylvania                      1996
-    Philadelphia, Pennsylvania         1992        - San Diego, California                         1996
-    Orlando, Florida                   1992        - Boulder, Colorado*                            1996
-    Baltimore, Maryland                1992        - Boise, Idaho                                  1996
-    Saddlebrook, New Jersey            1992        - Hartford, Connecticut                         1996
                                                    - Southbury, Connecticut*                       1996
-    Denver, Colorado                   1993
-    Phoenix, Arizona                   1993        - Bloomington, Minnesota                        1997
-    Tampa, Florida                     1993        - Atlanta (Midtown), Georgia                    1997
-    Miami, Florida                     1993        - Indianapolis, Indiana                         1997
-    Seattle, Washington                1993        - Austin, Texas                                 1997
                                                    - Montreal, Quebec                              1997
-    St. Louis, Missouri                1994        - Berwyn, Pennsylvania                          1997
-    Toronto, Ontario                   1994        - Malvern, Pennsylvania                         1997
-    Stamford, Connecticut              1994        - Silicon Valley, California                    1997
-    Sacramento, California             1994

---------------------------
*   Client Support Site

     The Company expects to open six to eight additional offices in 1998 in new and existing geographic markets. Most of ARC's branch openings to date have been entries and expansion into large, metropolitan markets. New branch openings will generally involve entry into mid-size markets or divisions of larger markets. As such, new branches will not grow to be as large as some of ARC's established branches in major markets. In selecting markets for new branch offices, the Company considers many factors, including the presence of organizations with substantial IT operations, the availability of internal management resources, opportunities to expand geographically with existing clients and overall demographics.

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


CLIENTS

     The Company's clients consist principally of Fortune 1000 companies and mid-sized organizations with sizable and complex IT operations. The IT requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional projects. During 1997, the Company provided technical staffing solutions to a wide variety of entities including computer services companies, systems integrators, telecommunications companies, banking and financial service entities, manufacturers, distributors, health care providers and utilities. The Company's computer services and systems integrator clients often subcontract ARC's services to their own customers. In 1997, the Company's largest clients, IBM, Hewlett Packard and Electronic Data Systems Corporation, accounted for approximately 15%, 14% and 12% of the Company's total revenue, respectively.

     ARC will typically provide discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume and the opportunity to sell its higher margin, value added services, such as Smartsourcing-Registered Trademark- Solutions. The Company believes that its relationships with these large clients have contributed significantly to its revenue growth.

     Although large computer service companies and other Fortune 1000 companies were the historic focus of ARC's sales initiatives, beginning in 1996 the Company began promoting its services to the middle-tier market, which was called the General Business initiative. Sales through the Company's General Business program, which targets client companies with revenues in the $50 to $500 million revenue range, comprised approximately 14% of total revenue for 1997, compared with 4% in 1996. The Company believes middle-tier companies represent a growing and still relatively untapped market.

COMPETITION

     The IT services industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. The Company competes for technical personnel with private and public companies, other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies.

     The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients' requirements, timely assignment of technical employees with appropriate skills and the price of services. The Company is dependent upon its ability to continue to attract and retain technical personnel who possess the technical skills and experience necessary to meet the IT servicing requirements of its clients. The principal competitive factors in attracting qualified technical personnel are schedule flexibility, the availability of training, benefits and compensation as well as the availability, quality and variety of projects. The Company believes that many of the technical personnel included in its branch office databases may also be pursuing other employment opportunities. Therefore, the Company believes that responsiveness to the needs of technical personnel is an important factor in the Company's ability to fill projects.

SEASONALITY

     The Company's quarterly results are affected by such factors as employment taxes and the timing, number and costs associated with new branch office openings. In general, the first two quarters of the year carry a significant portion of payroll tax expense. As employees reach annual payroll limits, usually in the third and fourth quarters, the Company's payroll tax expense is reduced. The timing of branch office openings is dependent upon such factors as the availability of resources for recruiting and training branch staff, as well as how quickly office space can be identified and the leases negotiated.

EMPLOYEES

     At December 31, 1997, the Company employed 750 staff employees and approximately 5,000 technical employees. During all of 1997, the Company employed more than 9,000 technical employees.

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor", which is afforded such statements under the Private Securities Litigation Reform Act of 1995, when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in this Form 10-K, including under "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.

In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

- The Company's ability to attract and retain qualified information technology professionals

- The Company's ability to recruit, train, integrate and retain qualified branch general managers, account managers, and resource managers

-    Competition in the information technology services marketplace

- The Company's continued ability to initiate and develop client relationships

- The Company's ability to identify and respond to trends in information technology

- Unforeseen business trends in the Company's national accounts or other large clients

- Pricing pressures and/or wage inflation and the resulting impact on gross profit and net operating margins

-    The ability to successfully integrate acquisitions

- The ability to successfully open new branch offices and to enter new geographic markets

-    The Company's overall ability to manage its growth

-    The effect of changes in general economic conditions

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


     NAME                     AGE                 POSITION
     ----                     ---                 --------
     Larry I. Kane            57                  Chairman of the Board and
                                                  Chief Executive Officer
     Richard B. Williams      52                  Vice Chairman
     Robert V. Carlson        41                  Chief Operating Officer
     Bradley K. Lamers        40                  Vice President and Chief
                                                  Financial Officer, Secretary
                                                  and Treasurer
     Silvia U. Masini         43                  Vice President

     Mr. Larry I. Kane founded the company in March 1988 and has served as its Chief Executive Officer and a Director since the Company's inception.
Mr. Kane was named Chairman of the Board of the Company in May 1995. Mr. Kane also served as the President of the Company from the Company's inception to February 1997. Mr. Kane was Region Director for Brandon Systems Corporation, a provider of technical staffing services from August 1985 through November 1987. Mr. Kane previously held various sales management and marketing positions with General Electric Company and Automated Data Processing, Inc.

     Mr. Richard B. Williams was named Vice Chairman of the Company in December 1997, responsible for strategic planning, marketing and information technology operations. From February 1997 through December 1997, Mr. Williams served the Company as President and Chief Operating Officer. From 1995 through 1996, Mr. Williams was co-founder and Chairman and Chief Executive Officer of Intellisource, Inc., an outsourcing services firm. From 1990 through 1995, Mr. Williams was a senior vice president of Dun and Bradstreet Corporation, where he was responsible for corporate strategy and marketing, as well as chief of technology. Previously, Mr. Williams was vice president of U.S. marketing for Unisys and a general manager of General Electric's Consumer Electronics Division.

     Mr. Robert V. Carlson was named Chief Operating Officer in December 1997. Prior to that he was Executive Vice President responsible for the Company's field operations, a position he held since November 1996. Mr. Carlson joined the Company in April 1991 as a Branch General Manager, became an Executive Director in December 1993, and was named Vice President in July 1995. Prior to joining the Company, Mr. Carlson held various positions with General Electric Company and Automated Data Processing, Inc.

     Mr. Bradley K. Lamers joined the Company in March 1995 as Director of Finance and Controller. He was promoted to Vice President in July 1995 and to Chief Financial Officer, Corporate Secretary and Treasurer in October 1995. From November 1988 to March 1995, Mr. Lamers served as a division controller for Rogers Foods, Inc., a wholly owned subsidiary of Universal Foods Corporation.

     Ms. Silvia U. Masini joined the Company in March 1990 as Manager - Human Resources. She was promoted to Director of Human Resources in September 1992 and to Vice President, overseeing the Company's employee recruitment, development and training programs, in October 1993.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The information required by this Item is included in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Stockholder Information", which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is included in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Five Year Summary of Selected Financial Data," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is included in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     a.   Directors of the Company

          The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998, at pages 3 through 5 under the caption "Election of Directors", which information is hereby incorporated herein by reference.

     b.   Executive Officers of the Company

     Reference is made to "Executive Officers of the Registrant" in Part I.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998, at pages 6 through 8 under the caption "Executive Compensation," at page 5 under the caption "Board of Directors", and at page 10 under the caption "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998, at page 2 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

   (a) (1)  FINANCIAL STATEMENTS

          The following financial statements of Alternative Resources Corporation, included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are included in Part II, Item 8:
          (i)   Consolidated Balance Sheets - as of December 31, 1997 and
                1996;
          (ii)  Consolidated Statements of Operations - years ended
                December 31, 1997, 1996, and 1995;
          (iii) Consolidated Statements of Changes in Stockholders' Equity - years ended December 31, 1997, 1996, and 1995;
          (iv)  Consolidated Statements of Cash Flows - years ended
                December 31, 1997, 1996, and 1995;
          (v)   Notes to Consolidated Financial Statements; and
          (vi)  Independent Auditors' Report from KPMG Peat Marwick LLP.

       (2)  FINANCIAL STATEMENT SCHEDULES

          (i)   Independent Auditors' Report from KPMG Peat Marwick LLP.

          (ii)  Schedule II - valuation and qualifying accounts.

     EXHIBITS

    2.1 Stock Purchase and Sale Agreement dated as of October 6, 1997 among Alternative Resources Corporation, Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan and International Business Machines Corporation. Incorporated by reference herein to exhibit 2 to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

    2.2 Amendment Number One dated as of November 7, 1997 to Stock Purchase and Sale Agreement dated as of October 6, 1997 among Alternative Resources Corporation, Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan and International Business Machines Corporation. Incorporated by reference herein to exhibit 2a to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

    2.3 I/T Staffing Revenue Escrow Agreement by and among Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan, Alternative Resources Corporation and Harris Trust and Savings Bank dated November 7, 1997. Incorporated by reference herein to exhibit 2b to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

    3.1 Amended and Restated Certificate of Incorporation. Incorporated herein by reference to exhibit 3 to the Company's form 10-Q for the period ended June 30, 1996 (File No. 0-23940)

    3.2   Amended and Restated By-Laws.  Incorporated herein by reference to
          Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1996. (File No. 0-23940)

    4.0 Credit agreement dated November 7, 1997, incorporated by reference herein to exhibit 4 to the Company's Form 8-K dated November 7, 1997. (File No. 0-23940)

Exhibits 10.1 through 10.10 are management contracts or compensatory plans or arrangements

    10.1 Amended and Restated Stock Option Plan. Incorporated herein by reference to exhibit 10 to the Company's form 10-Q for the period ended June 30, 1997. (File No. 0-23940)

    10.2 Senior Management Agreement between Alternative Resources Corporation and Larry I. Kane dated as of March 8, 1988, as amended December 2, 1988 and March 9, 1990. Incorporated herein by reference to exhibit
          10.3 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-76584.

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

    13    Certain portions of the 1997 Annual Report to Stockholders

    21    Subsidiaries of Alternative Resources Corporation

    23    Consent of KPMG Peat Marwick LLP

    27.1  Financial Data Schedule - 1995 and 1996 Restated

    27.2  Financial Data Schedule - 1997

   (b)    REPORTS ON FORM 8-K

          A Form 8-K dated November 7, 1997 as amended by Form 8-K/A was filed during the fourth quarter of 1997, reporting under Item 2 the acquisition of CGI Systems, Inc. and filing the required financial statements of CGI and pro-forma financial information.

   (c)    EXHIBITS

          The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

   (d)    FINANCIAL STATEMENT SCHEDULES

          The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in item 14(a)(2) herein.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1998.

                         ALTERNATIVE RESOURCES CORPORATION

                         By  /s/ Larry I. Kane
                             ------------------------
                         Larry I. Kane, Chairman of the Board
                         And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998:

     SIGNATURE                               TITLE
     ---------                               -----

/s/ Larry I. Kane                  Chairman of the Board and Chief
-----------------------
    Larry I. Kane                  Executive Officer (Principle
                                   Executive Officer)

/s/ Richard B. Williams            Vice Chairman and Director
-----------------------
    Richard Williams

/s/ Robert V. Carlson              Chief Operating Officer and Director
-----------------------
    Robert V. Carlson

/s/ Bradley K. Lamers              Vice President, Chief Financial
-----------------------
    Bradley K. Lamers              Officer, Secretary and Treasurer (Principal
                                   Financial Officer and Principal Accounting
                                   Officer)

/s/ Michael E. Harris              Director
-----------------------
    Michael E. Harris

/s/ Bruce R. Smith                 Director
-----------------------
    Bruce R. Smith


/s/ Raymond R. Hipp                Director
-----------------------
    Raymond R. Hipp

/s/ Joanne Brandes                 Director
-----------------------
     JoAnne Brandes

                         ALTERNATIVE RESOURCES CORPORATION

                                    SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                         Additions
                                                  -------------------------

                                   Balance at     Charged to     Charged to                              Balance at
                                   Beginning      Costs and      Other                                   End of
Description                        of Period      Expenses       Accounts            Deductions          Period
-----------                        ---------      --------       --------            ----------          ------
1997
Allowance for doubtful accounts       $528          $318             -                  $184               $662

1996
Allowance for doubtful accounts        579           278             -                   329                528

1995
Allowance for doubtful accounts        176           420             -                    17                579

                            INDEPENDENT AUDITORS' REPORT



The Board of Directors and stockholders
Alternative Resources Corporation:


Under date of January 28, 1998, we reported on the consolidated balance sheets of Alternative Resources Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2)(ii). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an option on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in elation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP


Chicago, Illinois
January 28, 1998

                              EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

13        Certain portions of 1997 Annual Report to Stockholders

21        Subsidiaries of Alternative Resources Corporation

23        Consent of KPMG Peat Marwick LLP

27.1      Financial Data Schedule - 1995 and 1996 Restated

27.2      Financial Data Schedule - 1997