Form 10-K/A
period 1997-12-31
ALTERNATIVE RESOURCES CORP
filed 1998-04-17
CIK 920521

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K/A

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

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 1998.

                         ALTERNATIVE RESOURCES CORPORATION


                         By /s/ Bradley Lamers
                            -----------------------------------
                         Bradley Lamers, Vice President,
                         Chief Financial Officer, Secretary, and Treasurer