Form 10-Q
period 1998-03-31
ALTERNATIVE RESOURCES CORP
filed 1998-05-15
CIK 920521

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                           Commission file number 0-23940


                         ALTERNATIVE RESOURCES CORPORATION
               (Exact name of registrant as specified in its charter)

Delaware                                    38-2791069
-------------------------------             ----------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

    100 Tri-State International, Suite 300, Lincolnshire, IL         60069
    --------------------------------------------------------       ----------
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
                                                    ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       15,923,922 shares of Common Stock outstanding as of May 1, 1998.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


                         ALTERNATIVE RESOURCES CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                       ASSETS


                                                         December 31,    March 31,
                                                             1997           1998
                                                         ------------    ---------
                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                $   971      $  15,330
   Short-term investments                                     7,673            ---
   Trade accounts receivable, net of allowance for
     doubtful accounts                                       83,124         76,974
   Prepaid expenses                                             780          1,270
   Other receivables                                          3,281          2,852
                                                            -------      ---------
         Total current assets                                95,829         96,426
                                                            -------      ---------
Property and equipment:
   Office equipment                                           7,783          8,852
   Furniture and fixtures                                     2,440          2,563
   Software                                                   4,835          6,101
   Leasehold improvements                                       730            735
                                                            -------      ---------
                                                             15,788         18,251
   Less accumulated depreciation and amortization            (6,562)        (7,201)
                                                            -------      ---------
         Net property and equipment                           9,226         11,050
                                                            -------      ---------
   Other assets:
   Long-term investments                                        502            ---
   Goodwill, net of amortization                             47,624         51,409
   Restricted cash held in escrow                            20,000         20,000
   Other assets                                               1,269          1,337
                                                            -------      ---------
         Total other assets                                  69,395         72,746
                                                            -------      ---------
Total assets                                          $     174,450     $  180,222
                                                            -------      ---------
                                                            -------      ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $       8,261     $    4,179
   Payroll and related expenses                              11,843         22,027
   Accrued expenses                                           9,357          3,155
   Income taxes payable                                         573            932
                                                            -------      ---------
      Total current liabilities                              30,034         30,293
Long term debt                                               73,500         75,000
Deferred rent payable                                           271            265
                                                            -------      ---------
      Total liabilities                                     103,805        105,558
                                                            -------      ---------
Stockholders' equity:
   Preferred Stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding                       --             --
   Common Stock, $.01 par value, 50,000,000 shares
   authorized, 15,777,564 and 15,915,410
      Shares issued and outstanding at December 31,
         1997 and March 31, 1998, respectively                  158            159
   Additional paid-in capital                                23,886         25,604
   Retained earnings                                         46,581         49,275
   Unrealized gain on available-for-sale securities             399            ---
   Accumulated other comprehensive income                        40             45
                                                            -------      ---------
                                                             71,064         75,083
   Less: Treasury shares, at cost, 19,000 shares at
         December 31, 1997 and March 31, 1998,
         respectively                                           419            419
                                                            -------      ---------
      Total stockholders' equity                             70,645         74,664
                                                            -------      ---------
Total liabilities and stockholders' equity               $  174,450      $ 180,222
                                                            -------      ---------
                                                            -------      ---------


            See accompanying Notes to Consolidated Financial Statements

                         ALTERNATIVE RESOURCES CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)



                                                                  Three Months
                                                                  Ended March 31,
                                                             ------------------------
                                                               1997             1998
                                                             --------          ------
                                                                   (Unaudited)
Revenue                                                      $ 57,758         $ 82,829
Cost of services                                               38,348           55,167
                                                             --------         --------
Gross profit                                                   19,410           27,662
Selling, general and administrative expenses                   15,204           22,769
                                                             --------         --------
Income from operations                                          4,206            4,893
Other income (expense), net                                       417             (401)
                                                             --------         --------
Income before income taxes                                      4,623            4,492
Income taxes                                                    1,849            1,798
                                                             --------         --------
Net income                                                   $  2,774         $  2,694
                                                             --------         --------
                                                             --------         --------
Net earnings per share amounts:
     Basic                                                      $0.18            $0.17
                                                             --------         --------
                                                             --------         --------
     Diluted                                                    $0.18            $0.17
                                                             --------         --------
                                                             --------         --------
Shares used to compute net
   earnings per share:
     Basic                                                     15,656           15,795
                                                             --------         --------
                                                             --------         --------
     Diluted                                                   15,827           16,308
                                                             --------         --------
                                                             --------         --------

               See accompanying Notes to Consolidated Financial Statements

                         ALTERNATIVE RESOURCES CORPORATION
                            CONSOLIDATED STATEMENTS OF
                               COMPRESHENSIVE INCOME
                                  (In thousands)



                                                                 Three Months
                                                                Ended March 31,
                                                              -------------------
                                                              1997           1998
                                                              ----           ----
                                                                  (Unaudited)
Net income (loss)                                             $2,774        $2,694
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                        (7)            5
   Unrealized holding gains (losses) on marketable securities:
      Unrealized holding gains (losses) arising during           (28)           70
        the period
      Less: reclassification adjustment for gains included in     (2)         (469)
        net income
                                                              -------       -------
   Comprehensive income                                       $2,737        $2,300
                                                              -------       -------
                                                              -------       -------

            See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                              1997          1998
                                                              ----          ----
                                                                  (Unaudited)
Cash flows from operating activities:
   Net income                                                 $2,774       $2,694
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization                               362        1,053
     Deferred income taxes                                        --         (160)
     Allowance for doubtful accounts, net                         30           71
     Change in assets and liabilities:
        Trade accounts receivable                             (6,011)       6,079
        Prepaid expenses                                        (325)        (490)
        Other receivables                                      1,437          589
        Other assets                                             (17)         544
        Accounts payable                                          (2)      (4,082)
        Payroll and related expenses                           3,502       10,184
        Accrued expenses                                         (14)      (8,008)
        Income taxes payable                                      94          359
        Deferred rent payable                                    (87)          (6)
                                                            --------       ------
Net cash provided by operating activities                      1,743        8,827
                                                            --------       ------

Cash flows from investing activities:
   Purchases of property and equipment                          (793)      (2,463)
   Acquisitions                                                   --       (3,000)
   Purchases of available-for-sale securities                 (3,072)        (327)
   Redemption of available-for-sale securities                 3,945        8,103
   Redemption of held-to-maturity securities                     863           --
                                                            --------       ------
Net cash provided by investing activities                        993        2,313
                                                            --------       ------
                                                            --------       ------
Cash flows from financing activities:
   Payments received on stock options exercised                   71        1,771
   Proceeds from long-term debt                                   --        1,500
   Repurchase of common stock                                   (350)        (346)
   Issuance of common stock under employee stock
      purchase plan                                              297          294
                                                            --------       ------
Net cash provided by financing activities                         18        3,219
                                                            --------       ------

Net increase in cash and cash equivalents                      2,754       14,359
Cash and cash equivalents at beginning of period             $ 2,310          971
                                                            --------       ------
Cash and cash equivalents at end of period                   $ 5,604      $15,330
                                                            --------       ------
                                                            --------       ------
Supplemental disclosures:
   Cash paid for interest                                   $     --       $  452
   Cash paid for income taxes                               $    246       $1,199

            See accompanying Notes to Consolidated Financial Statements

                          ALTERNATIVE RESOURCES CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1997, included in the December 31, 1997 Form 10-K of Alternative Resources Corporation (the "Company").

     The Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," in the first quarter of 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION.   The accompanying financial statements of
Alternative Resources Corporation include the consolidated financial position and results of operations of the Company and its subsidiaries with all inter-company transactions eliminated in their entirety.

     COMPUTATION OF EARNINGS PER SHARE.   Basic earnings per share is based
on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options using the treasury stock method.

     INVESTMENT SECURITIES. The Company classifies all investment securities as available-for-sale. The Company reports available-for-sale securities at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     RECLASSIFICATION. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

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

     On November 7, 1997, the Company acquired CGI Systems, Inc. (CGI). The acquisition represented a strategic expansion of the Company's service offerings in the Information Technology (IT) staffing and managed services area that will allow for a broader base of solutions to an increasingly sophisticated information technology marketplace. Additional services, which the Company now provides as a result of the acquisition, include applications support; network solutions, including network implementation and Lotus Notes practices; applications development practices; and application consulting practices for SAP, data warehousing and other applications.

     The acquired business has been assimilated into the Company's core business. The applications support components of the business include both the base of business that was acquired and the incremental business associated with the rollout of applications support services to the Company's branch network. While the management's discussion and analysis will include a comparison of the results of operations for the first quarter of 1998 vs. 1997, it is not possible to identify what portion of the changes relate specifically to the base of business that was acquired, due to the aforementioned assimilation. On a go-forward basis, the Company's service lines will continue to be time and material staffing services, Smartsourcing-Registered Trademark- Solutions and project-related work.
These service lines will contain the Company's traditional operations support business as well as the newly added applications support business.

     During the first quarter of 1998, the Company began the rollout of its new applications support service offering to its branch network. This initiative required the addition of recruiting resources in order to increase the database of programmers as well as training and orientation expenses for field personnel. As with past initiatives, these types of costs, which are included in selling, general and administrative expenses, are incurred in advance of the revenue that is generated.

     The Company continues to adapt its business to a more solutions-based model. This is being accomplished through the Company's Smartsourcing-Registered Trademark- Solutions service offering. Under a Smartsourcing-Registered Trademark- arrangement, wherein the Company may take over an entire portion of a client's IT operations, the Company may provide for flexibility in invoicing arrangements other than more traditional hourly billing. Such arrangements may include fixed price or per unit billing, as well as commitments made by the Company to meet specific service levels. Management believes that Smartsourcing-Registered Trademark- revenue is an important measure of clients' confidence and willingness to engage the Company to provide more comprehensive IT staffing solutions.

     As of March 31, 1998, the Company had 59 offices in the United States and Canada, as compared to 56 offices at March 31, 1997.

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

     REVENUE. Revenue increased by 43.4% from $57.8 million in the first quarter of 1997 to $82.8 million in the first quarter of 1998, primarily as a result of an increase in the hours of service provided, and to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices, hours of service provided by new branch offices, the addition of the CGI business, and the rollout of application support services to the Company's branch network. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the addition of applications support business, which carries a higher hourly bill rate.

     GROSS PROFIT. Gross profit increased by 42.5% from $19.4 million in the first quarter of 1997 to $27.7 million in the first quarter of 1998, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased slightly from 33.6% of revenue in the first quarter of
1997 to 33.4% in the first quarter of 1998.   The slight decrease in gross
margin was primarily due to higher benefit costs in the first quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $15.2 million in the first quarter of 1997 to $22.8 million in the first quarter of 1998. This increase in selling, general and administration is primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, and an increased number of offices and their related operating costs, the addition of the CGI business along with the related selling, general and administrative expenses and the amortization of goodwill. In addition, the first quarter of 1998 was impacted by additional recruiting and training costs associated with the aforementioned rollout of applications support services to ARC's branch network. As a result of these rollout costs, selling, general and administrative expenses increased as a percentage of revenue from 26.3% in the first quarter of 1997 to 27.5% in the first quarter of 1998.

     INCOME FROM OPERATIONS. Income from operations increased from $4.2 million in the first quarter of 1997, or 7.3% of total revenue, to $4.9 million in the first quarter of 1998, or 5.9% of total revenue.

     OTHER INCOME (EXPENSE).    Other income (expense) for the first quarter
of 1997 consisted of interest income earned on the Company's outstanding cash and investment positions. For the first quarter of 1998, other income (expense) consisted of interest expense related to the 3 year revolving line of credit used to finance the acquisition of CGI. (see "Liquidity and Capital Resources" below). Interest expense was offset by gains on the liquidation of investments during the quarter as the Company converted its investment positions into cash.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes was unchanged at $1.8 million, or an effective tax rate of 40.0% for the first quarter of 1997 and the first quarter of 1998.

     NET INCOME. The Company's net income decreased from $2.8 million in the first quarter of 1997, or 4.8% of total revenue, to $2.7 million in the first quarter of 1998, or 3.3% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1998, cash flow generated from operations was $8.8 million resulting primarily from earnings, increased accrued payroll expenses, and decreases in trade accounts receivable partially offset by decreases in accounts payable and accrued expenses. Working capital increased from $65.8 million at December 31, 1997, to $66.1 million at March 31, 1998.

     In connection with the acquisition of CGI, the Company established a $75 million, 3-year revolving line of credit that was used to finance the acquisition. Total borrowings under the line at March 31, 1998 were $75 million. The Company believes its cash balances and funds provided by operations will be sufficient to finance continued expansion of its office network and to meet all of its anticipated cash requirements for at least the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information', which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders.
 It also establishes standards for related disclosures about products and services, geographic areas and major customers, SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprise," but retains the requirement to report information about major customers.

     The Company is currently evaluating the impact this statement will have on its financial statements.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

           EXHIBIT NUMBER             DESCRIPTION
               27                     Financial Data Schedule

      (b) Form 8-K/A dated November 7, 1997 was filed January 21, 1998, to provide required financial statements of CGI Systems, Inc. and provide related financial information.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       ALTERNATIVE RESOURCES CORPORATION



Date:  May 15, 1998                    /s/ Bradley K. Lamers
                                       -------------------------------
                                       Bradley K. Lamers
                                       Vice President, Chief Financial Officer,
                                       Secretary, and Treasurer

                                   EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------

  27           Financial Data Schedule