Form 10-Q
period 1998-06-30
ALTERNATIVE RESOURCES CORP
filed 1998-08-14
CIK 920521

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                           Commission file number 0-23940

                         ALTERNATIVE RESOURCES CORPORATION
               (Exact name of registrant as specified in its charter)

                         DELAWARE                    38-2791069
              (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)

     100 TRI-STATE INTERNATIONAL, SUITE 300, LINCOLNSHIRE, IL        60069
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

     15,957,347 shares of Common Stock outstanding as of July 31, 1998.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                         ALTERNATIVE RESOURCES CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                        ASSETS

                                                                                                   December 31,     June 30,
                                                                                                      1997            1998
                                                                                                   -----------    -----------
                                                                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                                                     $       971    $     4,381
     Short-term investments                                                                              7,673             --
     Trade accounts receivable, net of allowance for doubtful accounts                                  83,124         71,177
     Prepaid expenses                                                                                      780            975
     Other receivables                                                                                   3,281          3,212
                                                                                                   -----------    -----------
       Total current assets                                                                             95,829         79,745
                                                                                                   -----------    -----------
Property and equipment:
     Office equipment                                                                                    7,783         10,697
     Furniture and fixtures                                                                              2,440          2,641
     Software                                                                                            4,835          7,735
     Leasehold improvements                                                                                730            772
                                                                                                   -----------    -----------
                                                                                                        15,788         21,845
     Less accumulated depreciation and amortization                                                     (6,562)        (7,897)
                                                                                                   -----------    -----------
       Net property and equipment                                                                        9,226         13,948
Other assets:
     Long-term investments                                                                                 502             --
     Goodwill,  net of amortization                                                                     47,624         51,947
     Restricted cash held in escrow                                                                     20,000         20,000
     Other assets                                                                                        1,269          1,268
                                                                                                   -----------    -----------
       Total other assets                                                                               69,395         73,215
                                                                                                   -----------    -----------
Total assets                                                                                       $   174,450    $   166,908
                                                                                                   -----------    -----------
                                                                                                   -----------    -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                              $     8,261    $     3,853
     Payroll and related expenses                                                                       11,843         20,615
     Accrued expenses                                                                                    9,357          2,110
     Income taxes payable                                                                                  573             17
                                                                                                   -----------    -----------
       Total current liabilities                                                                        30,034         26,595
     Long-term debt                                                                                     73,500         62,000
     Deferred rent payable                                                                                 271            267
                                                                                                   -----------    -----------
       Total liabilities                                                                               103,805         88,862
                                                                                                   -----------    -----------
Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding              --             --
     Common Stock, $.01 par value, 50,000,000 shares authorized, 15,777,564 and 15,957,204
        shares issued and outstanding at December 31, 1997 and June 30, 1998, respectively                 158            160
     Additional paid-in capital                                                                         23,886         26,297
     Retained earnings                                                                                  46,581         52,000
     Accumulated other comprehensive income                                                                439              8
                                                                                                   -----------    -----------
                                                                                                        71,064         78,465
     Less: Treasury shares, at cost, 19,000 shares at December 31, 1997 and
       June 30, 1998,  respectively                                                                        419            419
                                                                                                   -----------    -----------
       Total stockholders' equity                                                                       70,645         78,046
                                                                                                   -----------    -----------
Total liabilities and stockholders' equity                                                         $   174,450    $   166,908
                                                                                                   -----------    -----------
                                                                                                   -----------    -----------

          See accompanying Notes to Consolidated Financial Statements

                         ALTERNATIVE RESOURCES CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)

                                                          Three Months                   Six Months
                                                         Ended June 30,                 Ended June 30,
                                                     ----------------------      ------------------------
                                                       1997           1998         1997            1998
                                                     -------        -------      --------        --------
                                                            (Unaudited)                   (Unaudited)
Revenue                                              $62,803        $84,383      $120,561        $167,212
Cost of services                                      40,939         56,403        79,287         111,570
                                                     -------        -------      --------        --------
Gross profit                                          21,864         27,980        41,274          55,642
Selling, general and administrative expenses          16,277         22,195        31,481          44,964
                                                     -------        -------      --------        --------
Income from operations                                 5,587          5,785         9,793          10,678
Other income (expense), net                              307         (1,140)          724          (1,541)
                                                     -------        -------      --------        --------
Income before income taxes                             5,894          4,645        10,517           9,137
Income taxes                                           2,299          1,920         4,148           3,718
                                                     -------        -------      --------        --------
Net income                                            $3,595         $2,725        $6,369          $5,419
                                                     -------        -------      --------        --------
                                                     -------        -------      --------        --------
Net earnings per share:
     Basic                                             $0.23          $0.17         $0.41           $0.34
                                                     -------        -------      --------        --------
                                                     -------        -------      --------        --------
     Diluted                                           $0.23          $0.17         $0.40           $0.34
                                                     -------        -------      --------        --------
                                                     -------        -------      --------        --------
Shares used to compute net
    earnings per share:
     Basic                                            15,689         15,914        15,673          15,839
                                                     -------        -------      --------        --------
                                                     -------        -------      --------        --------
     Diluted                                          15,910         16,115        15,850          16,170
                                                     -------        -------      --------        --------
                                                     -------        -------      --------        --------

           See accompanying Notes to Consolidated Financial Statements

                         ALTERNATIVE RESOURCES CORPORATION
                            CONSOLIDATED STATEMENTS OF
                               COMPRESHENSIVE INCOME
                                  (In thousands)

                                                                Three Months                    Six Months
                                                               Ended June 30,                 Ended June 30,
                                                           ---------------------         ---------------------
                                                            1997           1998           1997           1998
                                                           ------         ------         ------         ------
                                                                  (Unaudited)                   (Unaudited)
Net income                                                 $3,595         $2,725         $6,369         $5,419

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment                         5            (37)            (2)           (32)
Unrealized holding gains (losses) on
    marketable securities:
         Unrealized holding gains (losses) arising
                 during the period                             14             --            (13)           382
          Less: reclassification adjustment for (gains)
                  losses included in net income                20             --             17           (781)
                                                           ------         ------         ------         ------
   Comprehensive income                                    $3,634         $2,688         $6,371         $4,988
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

             See accompanying Notes to Consolidated Financial Statements

                         ALTERNATIVE RESOURCES CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                        ----------------------
                                                                                          1997           1998
                                                                                        -------        -------
                                                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                                                            $ 6,369        $ 5,419
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          766          1,982
     Allowance for doubtful accounts, net                                                   110           (234)
     Change in assets and liabilities:
       Trade accounts receivable                                                         (7,198)        12,181
       Prepaid expenses                                                                    (244)          (195)
       Other receivables                                                                  1,650             69
       Other assets                                                                          (8)           (31)
       Accounts payable                                                                       5         (4,408)
       Payroll and related expenses                                                       2,875          8,772
       Accrued expenses                                                                    (497)        (7,247)
       Income taxes payable                                                                 461           (556)
       Deferred rent payable                                                                (66)            (4)
                                                                                        -------        -------
Net cash provided by operating activities                                                 4,223         15,748
                                                                                        -------        -------
Cash flows from investing activities:
  Purchases of property and equipment                                                    (1,790)        (6,057)
  Acquisitions                                                                               --         (4,970)
  Purchases of available-for-sale securities                                            (12,205)          (327)
  Redemption of available-for-sale securities                                            10,890          8,103
  Redemption of held-to-maturity securities                                               2,435             --
                                                                                        -------        -------
Net cash used in investing activities                                                      (670)        (3,251)
                                                                                        -------        -------
Cash flows from financing activities:
  Payments received on stock options exercised                                              218          2,516
  Proceeds from long-term debt                                                               --          1,500
  Payments on long-term debt                                                                 --        (13,000)
  Repurchase of common stock                                                               (736)          (687)
  Issuance of common stock under employee stock purchase plan                               626            584
                                                                                        -------        -------
Net cash provided by (used in) financing activities                                         108         (9,087)
                                                                                        -------        -------
Net increase in cash and cash equivalents                                                 3,661          3,410
Cash and cash equivalents at beginning of period                                          2,310            971
                                                                                        -------        -------
Cash and cash equivalents at end of period                                              $ 5,971        $ 4,381
                                                                                        -------        -------
                                                                                        -------        -------
Supplemental disclosures:
  Cash paid for interest                                                                $    --        $ 1,692
  Cash paid for income taxes                                                            $ 2,056        $ 4,452

               See accompanying Notes to Consolidated Financial Statements

                         ALTERNATIVE RESOURCES CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   June 30, 1998


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

     RECLASSIFICATIONS. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

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

     On November 7, 1997, ARC acquired CGI Systems, Inc. (CGI). The acquisition represented a strategic expansion of ARC's service offerings in the Information Technology (IT) staffing and managed services area that will allow for a broader base of solutions to an increasingly sophisticated information technology marketplace. Additional services, which the Company now provides as a result of the acquisition, include applications support; network solutions, including network implementation and Lotus Notes practices; applications development practices; and application consulting practices for SAP, data warehousing and other applications.

     The acquired business has been assimilated into ARC's core business.
The applications support components of the business include both the base of business that was acquired and the incremental business associated with the rollout of applications support services to the Company's branch network. While the management's discussion and analysis will include a comparison of the results of operations for the three month and six month periods of 1997 as compared to 1998, it is not possible to identify what portion of the changes relate specifically to the base of business that was acquired, due to the aforementioned assimilation. On a go-forward basis, the Company's service lines will continue to be time and material staffing services, Smartsourcing-Registered Trademark- Solutions and project-related work.
These service lines will contain the Company's traditional operations support business as well as the newly added applications support business.

     During the second quarter of 1998, the Company continued the rollout of its new applications support service offering to its branch network which began in the first quarter of 1998. This initiative required additional recruiting resources in order to increase the database of programmers as well as training and orientation expenses for field personnel. As with past initiatives, these types of costs, which are included in selling, general and administrative expenses, are incurred in advance of the revenue that is generated.

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

     As of June 30, 1998, the Company had 60 offices in the United States and Canada, as compared to 57 offices at June 30, 1997.

SECOND QUARTER FISCAL 1998 COMPARED TO SECOND QUARTER FISCAL 1997

     REVENUE. Revenue increased by 34.4% from $62.8 million in the second quarter of 1997 to $84.4 million in the second quarter of 1998, primarily as a result of an increase in the hours of service provided, and to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices, hours of service provided by new branch offices, the addition of the CGI business, and the rollout of applications support services to the Company's branch network. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the addition of the applications support business, which carries a higher hourly bill rate.

     GROSS PROFIT. Gross profit increased by 28.0% from $21.9 million in the second quarter of 1997 to $28.0 million in the second quarter of 1998, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 34.8% of revenue in the second quarter of 1997 to
33.2% in the second quarter of 1998.   The decrease in gross margin was
primarily due to higher benefit costs and other direct expenses in the second quarter of 1998. The benefits program was expanded during the third quarter of 1997 to cover all technical employees who have been on assignment for at least 500 hours. Other direct expenses include travel, lodging and other project related expenses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $16.3 million in the second quarter of 1997 to $22.2 million in the second quarter of 1998. This increase in selling, general and administration is primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, and an increased number of offices and their related operating costs, the addition of the CGI business along with the related selling, general and administrative expenses and the amortization of goodwill. In addition, the second quarter of 1998 was impacted by additional recruiting and training costs associated with the aforementioned rollout of applications support services to ARC's branch network. As a result of these rollout costs, selling, general and administrative expenses increased as a percentage of revenue from 25.9% in the second quarter of 1997 to 26.3% in the second quarter of 1998.

     INCOME FROM OPERATIONS. Income from operations increased from $5.6 million in the second quarter of 1997, or 8.9% of total revenue, to $5.8 million in the second quarter of 1998, or 6.9% of total revenue.

     OTHER INCOME (EXPENSE). Other income (expense) for the second quarter of 1997 consisted of interest income earned on the Company's outstanding cash and investment positions. For the second quarter of 1998, other income (expense) consisted of interest expense related to the 3-year revolving line of credit used to finance the acquisition of CGI (see "Liquidity and Capital Resources" below), offset by interest income from investments.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $2.3 million, or an effective tax rate of 39.0%, in the second quarter of 1997 to $1.9 million, an effective tax rate of 41.3%, in the second quarter of 1998. The amortization of goodwill, which is not tax deductible, caused the effective tax rate to increase.

     NET INCOME. The Company's net income decreased from $3.6 million in the second quarter of 1997, or 5.7% of total revenue, to $2.7 million in the second quarter of 1998, or 3.2% of total revenue.

FIRST SIX MONTHS FISCAL 1998 COMPARED TO FIRST SIX MONTHS QUARTER FISCAL 1997

     REVENUE. Revenue increased by 38.7% from $120.6 million in the first six months of 1997 to $167.2 million in the first six months of 1998, primarily as a result of an increase in the hours of service provided, and to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices, hours of service provided by new branch offices, the addition of the CGI business, and the rollout of applications support services to the Company's branch network. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the addition of the applications support business, which carries a higher hourly bill rate.

     GROSS PROFIT. Gross profit increased by 34.8% from $41.3 million in the first six months of 1997 to $55.6 million in the first six months of 1998, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 34.2% of revenue in the first six months
of 1997 to 33.3% in the first six months of 1998.   The decrease in gross
margin was primarily due to higher benefit costs and direct expenses in the first six months of 1998. The benefits program was expanded during the third quarter of 1997 to cover all technical employees who have been on assignment for at least 500 hours. Other direct expenses include travel, lodging and other project related expenses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $31.5 million in the first six months of 1997 to $45.0 million in the first six months of 1998. This increase in selling, general and administration is primarily due to increased commissions, bonuses and staffing expenses associated with revenue and profitability growth, and an increased number of offices and their related operating costs, the addition of the CGI business along with the related selling, general and administrative expenses and the amortization of goodwill. In addition, the first six months of 1998 was impacted by additional recruiting and training costs associated with the aforementioned rollout of applications support services to ARC's branch network. As a result of these rollout costs, selling, general and administrative expenses increased as a percentage of revenue from 26.1% in the first six months of 1997 to 26.9% in the first six months of 1998.

     INCOME FROM OPERATIONS. Income from operations increased from $9.8 million in the first six months of 1997, or 8.1% of total revenue, to $10.7 million in the first six months of 1998, or 6.4% of total revenue.

     OTHER INCOME (EXPENSE). Other income (expense) for the first six months of 1997 consisted of interest income earned on the Company's outstanding cash and investment positions. For the first six months of 1998, other income (expense) consisted of interest expense related to the 3-year revolving line of credit used to finance the acquisition of CGI (see "Liquidity and Capital Resources" below). Interest expense was offset by interest income and by gains on the liquidation of investments during the first six months as the Company converted its investment positions into cash.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $4.1 million, or an effective tax rate of 39.4%, in the first six months of 1997 to $3.7 million, or an effective tax rate of 40.7%, in the first six months of 1998. The amortization of goodwill, which is not tax deductible, caused the effective tax rate to increase.

     NET INCOME. The Company's net income decreased from $6.4 million in the first six months of 1997, or 5.3% of total revenue, to $5.4 million in the first six months of 1998, or 3.2% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1998, cash flow generated from operations was $15.8 million resulting primarily from earnings, increased accrued payroll expenses, and decreases in trade accounts receivable partially offset by decreases in accounts payable and accrued expenses. Working capital decreased from $65.8 million at December 31, 1997, to $53.2 million at June 30, 1998 as cash provided by operations was used to repay a portion of long-term debt.

     In connection with the acquisition of CGI, the Company established a $75 million, 3-year revolving line of credit that was used to finance the acquisition. Total borrowings under the line at June 30, 1998 were $62.0 million. The Company believes its cash balances and funds provided by operations will be sufficient to finance continued expansion of its office network and to meet all of its anticipated cash requirements for at least the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company's 1998 annual financial statements. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders.
 It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprise," but retains the requirement to report information about major customers.

     The Company is currently evaluating the impact this statement will have on its financial statements.

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of Alternatives Resources Corporation was held on April 28, 1998.

     (b) The individuals specified in (c) below were elected as directors at the meeting and the terms of office of Larry I. Kane, Bruce R. Smith, Raymond R. Hipp and Richard B. Williams as directors continued after the meeting.

     (c) Set forth below is the tabulation of the votes with respect to the election of JoAnne Brandes, Robert V. Carlson and Michael E. Harris as Class I Directors.

                                                     Withhold
               Director               For           Authority
               -----------------   ----------       ---------
               JoAnne Brandes      12,884,177         636,480
               Robert V. Carlson   12,886,069         634,588
               Michael E. Harris   12,885,717         634,940

          Set forth below is the tabulation of the votes on the motion to approve an amendment to the Company's Amended and Restated Incentive Stock Option Plan increasing the number of shares of common stock available for grant thereunder by 900,000 shares to a total of 4,900,000.

                                                                    Broker
                     For             Against         Abstain      Nonvotes
                  ---------         ---------        -------      ---------
                  5,575,316         5,637,865         33,405      2,274,071

ITEM 5. - OTHER INFORMATION

On March 27, 1998, A. Donald Rully, George B. Cobbe and Syd N. Heaton were appointed to the Company's board of directors. Mr. Rully returned to the board of directors after a temporary absense in which he pursued other business interests. Mr. Cobbe, currently a management consultant, is a retired vice president of Hewlett-Packard's Americas Geographic Operations. Mr. Heaton is a retired chairman and chief executive officer of Advantis, a network services partnership of IBM Corporation and Sears.

On April 10, 1998, Richard B. Williams resigned from the position of Vice Chairman and from the Company's board of directors.

On July 31, 1998, Larry I. Kane, Chairman and Chief Executive Officer, retired. Mr. Kane remains on the Company's board of directors. For additional information reference is made to the press release dated July 24, 1998 filed as exhibit 99(a).

On August 1, 1998, Raymond R. Hipp joined the Company as Chairman, President and Chief Executive Officer. Mr. Hipp served as a member of the Company's
board    of directors for four years prior to becoming Chairman, President
and Chief     Executive Officer.  For additional information reference is made to the press release dated July 24, 1998 filed as exhibit 99(a).

On August 1, 1998, Steve Purcell joined the Company as Chief Financial Officer, Secretary and Treasurer. For additional information reference is made to the press release dated August 5, 1998 filed as exhibit 99(b).

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

          EXHIBIT NUMBER                  DESCRIPTION
          --------------                  -----------
               27.1               Financial Data Schedule
               27.2               Restated Financial Data Schedule
               99(a)              Press Release dated July 24, 1998
               99(b)              Press Release dated August 5, 1998

     (b) The registrant was not required to file any reports on Form 8-K for the quarter.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALTERNATIVE RESOURCES CORPORATION


Date:  August 12, 1998              /s/ Bradley K. Lamers
                                    ---------------------------------
                                    Bradley K. Lamers
                                    Vice President

                                  EXHIBIT INDEX

   Exhibit
    Number     Description
   -------     -----------
     27.1      Financial Data Schedule
     27.2      Restated Financial Data Schedule
     99(a)     Press Release dated July 24, 1998
     99(b)     Press Release dated August 5, 1998