Form 10-Q
period 1998-09-30
ALTERNATIVE RESOURCES CORP
filed 1998-11-16
CIK 920521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                         Commission file number 0-23940


                        ALTERNATIVE RESOURCES CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    38-2791069
---------                                                   -----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    100 Tri-State International, Suite 300, Lincolnshire, IL       60069
   ----------------------------------------------------------    --------
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

             15,957,498 shares of Common Stock outstanding as of November 6, 1998.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                     ASSETS


                                                                                              December 31,      September 30,
                                                                                                  1997               1998
                                                                                              --------------    ---------------
                                                                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                                                $         971      $           3
     Short-term investments                                                                           7,673                 --
     Trade accounts receivable, net of allowance for doubtful accounts                               83,124             66,567
     Prepaid expenses                                                                                   780                 39
     Other receivables                                                                                3,281              6,562
                                                                                              --------------    ---------------
         Total current assets                                                                        95,829             73,171
                                                                                              --------------    ---------------
Property and equipment:
     Office equipment                                                                                 7,783             12,034
     Furniture and fixtures                                                                           2,440              2,710
     Software                                                                                         4,835              8,862
     Leasehold improvements                                                                             730                799
                                                                                              --------------    ---------------
                                                                                                     15,788             24,405
     Less accumulated depreciation and amortization                                                 (6,562)            (8,693)
                                                                                              --------------    ---------------
         Net property and equipment                                                                   9,226             15,712
                                                                                              --------------    ---------------
Other assets:
     Long-term investments                                                                              502                 --
     Goodwill,  net of amortization                                                                  47,624             29,237
     Restricted cash held in escrow                                                                  20,000             20,000
     Other assets                                                                                     1,269              1,199
                                                                                              --------------    ---------------
         Total other assets                                                                          69,395             50,436
                                                                                              --------------    ---------------
Total assets                                                                                  $     174,450      $     139,319
                                                                                              ==============    ===============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                        $                  $       4,009
                                                                                                      8,261
      Payroll and related expenses                                                                   11,843             21,714
      Accrued expenses                                                                                9,357              7,330
      Income taxes payable                                                                              573                 68
                                                                                              --------------    ---------------
         Total current liabilities                                                                   30,034             33,121
Long-term debt                                                                                       73,500             57,000
Deferred rent payable                                                                                   271                267
                                                                                              --------------    ---------------
         Total liabilities                                                                          103,805             90,388
                                                                                              --------------    ---------------
Stockholders' equity:
     Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and
        outstanding                                                                                      --                 --
     Common Stock, $.01 par value, 50,000,000 shares authorized, 15,777,564 and 15,957,347 shares issued and outstanding at December 31, 1997 and September 30, 1998,
        respectively                                                                                    158                160
     Additional paid-in capital                                                                      23,886             26,249
     Retained earnings                                                                               46,581             25,652
     Accumulated other comprehensive income                                                             439               (37)
                                                                                              --------------    ---------------
                                                                                                     71,064             52,024
     Less: Treasury shares, at cost, 19,000 and 266,500 shares at December 31, 1997 and
       September 30, 1998,  respectively                                                                419              3,093
                                                                                              --------------    ---------------
         Total stockholders' equity                                                                  70,645             48,931
                                                                                              --------------    ---------------
Total liabilities and stockholders' equity                                                    $     174,450      $     139,319
                                                                                              ==============    ===============


           See accompanying Notes to Consolidated Financial Statements
                        ALTERNATIVE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                    Three Months                        Nine Months
                                                                Ended September 30,                 Ended September 30,
                                                           -------------------------------    --------------------------------
                                                               1997             1998              1997             1998
                                                           --------------   --------------    --------------   --------------
                                                                    (Unaudited)                         (Unaudited)
Revenue                                                          $66,586          $85,116          $187,147         $252,328
Cost of services                                                  43,233           56,697           122,520          168,267
                                                           --------------   --------------    --------------   --------------
Gross profit                                                      23,353           28,419            64,627           84,061
Selling, general and administrative expenses                      16,786           24,441            48,267           69,405
Restructuring and one-time charges                                    --           29,610                --           29,610
                                                           --------------   --------------    --------------   --------------
Operating expenses                                                16,786           54,051            48,267           99,015
                                                           --------------   --------------    --------------   --------------
Income (loss) from operations                                      6,567         (25,632)            16,360          (14,954)
Other income (expense), net                                          206          (1,014)               930          (2,555)
                                                           --------------   --------------    --------------   --------------
Income (loss) before income taxes                                  6,773         (26,646)            17,290         (17,509)
Income taxes                                                       2,574            (298)             6,722            3,420
                                                           --------------   --------------    --------------   --------------

Net income (loss)                                               $  4,199        $(26,348)          $ 10,568       $ (20,929)
                                                           ==============   ==============    ==============   ==============

Net earnings (loss) per share:
     Basic                                                      $   0.27        $  (1.67)          $   0.67       $   (1.33)
                                                           ==============   ==============    ==============   ==============
     Diluted                                                    $   0.26        $  (1.67)          $   0.66       $   (1.33)
                                                           ==============   ==============    ==============   ==============

Shares used to compute net earnings (loss) per share:
     Basic                                                        15,710           15,817            15,685           15,694
                                                           ==============   ==============    ==============   ==============
     Diluted                                                      16,284           15,817            15,960           15,694
                                                           ==============   ==============    ==============   ==============


           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              COMPRESHENSIVE INCOME
                                 (In thousands)


                                                                         Three Months                     Nine Months
                                                                     Ended September 30,              Ended September 30,
                                                                -------------------------------  -------------------------------
                                                                    1997             1998            1997             1998
                                                                -------------    --------------  -------------   ---------------
                                                                         (Unaudited)                      (Unaudited)
Net income (loss)                                                     $4,199         $(26,348)        $10,568         $(20,929)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment                                   22              (45)             20              (77)
Unrealized holding gains (losses) on
      marketable securities:
         Unrealized holding gains arising                                 39                --             26               382
                 during the period
          Less: reclassification adjustment for (gains)                   42                --             59             (781)
                  losses included in net income (loss)

                                                                -------------    --------------  -------------   ---------------
   Comprehensive income (loss)                                        $4,302         $(26,393)        $10,673         $(21,405)
                                                                =============    ==============  =============   ===============


            See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                              -----------------------------------
                                                                                                   1997                1998
                                                                                              ----------------    ---------------
                                                                                                          (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                                        $        10,568     $       (20,929)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                                                 1,186                2,937
          Allowance for doubtful accounts, net                                                             90                  341
          Goodwill write-off                                                                               --               25,700
          Change in assets and liabilities:
              Trade accounts receivable                                                               (14,453)              16,216
              Prepaid expenses                                                                           (208)                 741
              Other receivables                                                                         1,621               (3,281)
              Other assets                                                                                 13                   (7)
              Accounts payable                                                                            (36)              (4,252)
              Payroll and related expenses                                                               3,646                9,871
              Accrued expenses                                                                           (496)              (4,527)
              Income taxes payable                                                                        (99)                (505)
              Deferred rent payable                                                                       (65)                  (4)
                                                                                              ----------------    -----------------
Net cash provided by operating activities                                                               1,767               22,301
                                                                                              ----------------    -----------------
Cash flows from investing activities:
     Purchases of property and equipment                                                               (3,914)              (8,617)
     Acquisitions                                                                                          --               (5,619)
     Purchases of available-for-sale securities                                                       (16,280)                (327)
     Redemption of available-for-sale securities                                                       15,613                8,103
     Redemption of held-to-maturity securities                                                          2,435                   --
                                                                                              ----------------    -----------------
Net cash used in investing activities                                                                  (2,146)              (6,460)
                                                                                              ----------------    -----------------

Cash flows from financing activities:
     Payments received on stock options exercised                                                         548                2,519
     Proceeds from long-term debt                                                                          --                1,500
     Payments on long-term debt                                                                            --              (18,000)
     Repurchase of common stock                                                                        (1,445)              (3,701)
     Issuance of common stock under employee stock purchase plan                                          872                  873
                                                                                              ----------------    -----------------
Net cash used in financing activities                                                                     (25)             (16,809)
                                                                                              ----------------    -----------------

Net decrease in cash and cash equivalents                                                                (404)                (968)
Cash and cash equivalents at beginning of period                                                        2,310                  971
                                                                                              ----------------    -----------------
Cash and cash equivalents at end of period                                                    $         1,906     $              3
                                                                                              ================    =================
Supplemental disclosures of cash flow information:
     Cash paid for interest                                                                   $            --     $          2,840

     Cash paid for income taxes                                                                         5,298                5,586

Supplemental disclosures of noncash financing activities:
     Acquisition accrual                                                                      $            --     $          2,500


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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             COMPUTATION OF EARNINGS PER SHARE. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options using the treasury stock method. Because the Company reported a net loss for the three month and nine month periods ended September 30, 1998, per share amounts for those periods have been presented under the basic method only.

             RECLASSIFICATIONS. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

3.    RESTRUCTURING CHARGES.

      The Company incurred a restructuring charge totaling $3.9 million during the third quarter of 1998. The charge, which is reflected in "Restructuring and One-time Charges" on the consolidated statements of operations, consists of $1.9 million related to the recent management changes and expenses totaling $2.0 million associated with staff reductions and optimizing the Company's operating model. The costs associated with the recent management changes consisted of severance pay, relocation and other related expenses. The expenses associated with staff reductions and optimization of the Company's operating model consist of severance pay and occupancy costs in connection with a consolidation of branches. As of September 30, 1998, $2.0 million has been paid and substantially all of the remaining restructing costs are expected to be paid by the end of 1998. These optimization actions are expected to result in cost savings of $3.5 and $4.0 million annually.

4.    GOODWILL IMPAIRMENT.

      In accordance with the requirements of Statement of Financial Accounting Standards No. 121, the Company revalued goodwill during the third quarter of 1998 to reflect its appropriate carrying value. This action resulted in a $25.7 million charge to expense during the third quarter of 1998 and is reflected in "Restructuring and One-time Charges" on the consolidated statements of operations. The facts and circumstances leading to the impairment of goodwill value are as follows:

      The Company acquired CGI Systems, Inc. (CGI) in the fourth quarter of 1997. During the process of integrating the acquired company as well as information obtained from an audit of CGI's opening balance sheet, it was determined that the revenue base and the profitability of the acquired business was lower than expected. The Company used discounted cash flow projections over the estimated useful life of the acquired business to evaluate the appropriate carrying value of the CGI goodwill. This review supported a CGI goodwill valuation of approximately $29.0 million which resulted in a write-off of excess goodwill totaling $21.0 million.

      During the first quarter of 1998, the Company acquired Writers, Inc. (Writers), a company which specialized in providing technical writing services. After unsuccessful attempts to integrate this business into the Company's business model, management determined that this business was not strategic to the Company. As a result, the Writers goodwill was revalued to reflect the projected discounted cash flows from the business that was acquired. This evaluation resulted in a write-off of substantially all of Writers goodwill totaling $4.7 million.

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

      On November 7, 1997, ARC acquired CGI Systems, Inc. (CGI). The acquisition represented a strategic expansion of ARC's service offerings in the Information Technology (IT) staffing and managed services area that will allow for a broader base of solutions to an increasingly sophisticated information technology marketplace. Additional services, which the Company now provides as a result of the acquisition, include programming services (formerly known as applications support); network solutions, including network implementation and Lotus Notes practices; applications development practices; and application consulting practices for data warehousing and other applications.

      The acquired business has been assimilated into ARC's core business. The programming services components of the business include both the base of business that was acquired and the incremental business associated with the rollout of programming services to the Company's branch network. While management's discussion and analysis will include a comparison of the results of operations for the three month and nine month periods of 1997 and 1998, it is not possible to accurately identify what portion of the changes relate specifically to the base of business that was acquired, due to the aforementioned assimilation. On a go-forward basis, the Company's service lines will continue to be time and material staffing services and solutions projects, principally our Smartsourcing-Registered Trademark- Solutions and project-related work. These service lines will contain the Company's traditional operations support business as well as the newly added programming services business.

      The Company continues to adapt its business to a more solutions-based model. This is being accomplished through the Company's Smartsourcing-Registered Trademark- Solutions service offering. Under a Smartsourcing-Registered Trademark-arrangement, wherein the Company may take over an entire portion of a client's IT operations, the Company may provide for flexibility in invoicing arrangements other than more traditional hourly billing. Such arrangements may include fixed price or per unit billing, as well as commitments made by the Company to meet specific service levels. Management believes that Smartsourcing-Registered Trademark- revenue is an important measure of clients' confidence and willingness to engage the Company to provide more comprehensive IT staffing solutions.

      The Company underwent significant changes in management during the third quarter. On July 31, 1998, Larry Kane, the Company's Chairman and CEO, retired. Mr. Kane remains as a member of the Company's Board of Directors. On August 1, 1998, Raymond Hipp was appointed as the Company's Chairman, CEO and President. Mr. Hipp had been a member of the Company's Board of Directors for 4 years prior to assuming the Chairman and Executive positions. On August 5, 1998, Steven Purcell was appointed as the Company's Chief Financial Officer. There were certain one-time charges incurred during the third quarter associated with these and other changes. See "Restructuring and Other One-Time Charges" below.

      As of September 30, 1998, the Company had 54 offices in the United States and Canada, as compared to 57 offices at September 30, 1997. The decrease in the number of offices is the result of a consolidation of branches during the third quarter of 1998. See "Restructuring and Other One-time Charges" below.


THIRD QUARTER FISCAL 1998 COMPARED TO THIRD QUARTER FISCAL 1997

      REVENUE. Revenue increased by 27.8% from $66.6 million in the third quarter of 1997 to $85.1 million in the third quarter of 1998, primarily as a result of an increase in the hours of service provided, and to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices, hours of service provided by new branch offices, the addition of the CGI business, and the rollout of programming services to the Company's branch network. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the addition of the programming services business, which carries a higher hourly bill rate.

      GROSS PROFIT. Gross profit increased by 21.7% from $23.4 million in the third quarter of 1997 to $28.4 million in the third quarter of 1998, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 35.1% of revenue in the third quarter of 1997 to 33.4% in the third quarter of 1998. The decrease in gross margin was primarily due to the inclusion of the lower margin business acquired from CGI. This business is being transitioned to higher margin alternatives as quickly as client relationships and business conditions warrant. Gross margin in the Company's core service lines of operations support and Smartsourcing-Registered Trademark-Solutions were slightly higher in the third quarter of 1998 as compared with the third quarter of 1997.

         OPERATING EXPENSES. Operating expenses increased from $16.8 million in the third quarter of 1997 to $54.1 million in the third quarter of 1998. A significant portion of the increase is due to a charge of $29.6 million taken during the third quarter of 1998 for restructuring and other one-time charges (as discussed below under "Restructuring and Other One-time Charges"). Excluding the restructuring and other one-time charges, selling, general and administrative expenses increased from $16.8 million, or 25.2% of revenue in the third quarter of 1997, to $24.4 million or 28.7% of revenue in the third quarter of 1998. A portion of total selling, general and administrative expenses normally increases as revenue increases. The types of expenses that are dependent upon revenue are commissions, bonuses and certain branch related expenses as the Company opens new offices and expands existing offices. While these types of expenses impact the total amount expended on selling, general and administrative expenses from one period to the next, they normally do not significantly impact selling, general and administrative expenses as a percentage of revenue.

         There were several factors that contributed to the increase in selling, general and administrative expenses as a percentage of revenue in third quarter of 1998. The Company's increasing cost structure prompted a management review of the Company's operating model and supporting programs during the quarter. The result was the consolidation of several branches, elimination of various programs that were not considered strategic to the business and termination of approximately 50 people (see "Restructuring and Other One-Time Charges" below). The full benefit of these changes were not realized in the third quarter of 1998.

         The other factor that contributed to the increase in selling, general and administrative expenses as a percentage of revenue during the quarter was an increase in the Company's bad debt reserves. The charge for the third quarter of 1998, which was $1.1 million as compared to $100,000 in the third quarter of 1997, was the result of a thorough review of all accounts receivable by management in an effort to resolve all past due amounts. Management believes that all problem accounts have been identified and that the Company is now adequately reserved to cover any potential collectibility problems.

         RESTRUCTURING AND OTHER ONE-TIME CHARGES. The Company incurred a one-time charge totaling $29.6 million during the third quarter of 1998. The charge, which is reflected in operating expenses, consists primarily of a write-off of goodwill which was the result of an impairment review that was performed in accordance with the guidelines set forth under Statement of Financial Accounting Standards SFAS No. 121. The goodwill was originally generated in conjunction with the acquisitions of CGI and Writers Inc. The writedown of goodwill represented $25.7 million of the $29.6 million charge.

         The balance of the one-time charge represents costs of $1.9 million related to the recent management changes and expenses totaling $2.0 million associated with staff reductions and optimizing the Company's operating model. The costs associated with the recent management changes consisted of severance pay, relocation and other related expenses. The expenses associated with staff reductions and optimization of the Company's operating model consist of severance pay and occupancy costs in connection with a consolidation of branches. These optimization actions are expected to result in between $3.5 and $4.0 million of cost savings annually.

      INCOME (LOSS) FROM OPERATIONS. Income from operations decreased from $6.6 million in the third quarter of 1997, or 9.9% of total revenue, to a loss of $25.6 million in the third quarter of 1998, or (30.1)% of total revenue. Excluding the restructuring and other one-time charges, income from operations decreased from $6.6 million in the third quarter of 1997, or 9.9% of total revenue, to $4.0 million in the third quarter of 1998, or 4.7% of total revenue.

      OTHER INCOME (EXPENSE). Other income (expense) for the third quarter of 1997 consisted of interest income earned on the Company's outstanding cash and investment positions. For the third quarter of 1998, other income (expense) consisted of interest expense related to the 3-year revolving line of credit used to finance the acquisition of CGI (see "Liquidity and Capital Resources" below).

      PROVISION (BENEFIT) FOR INCOME TAXES. The Company's provision for income taxes decreased from $2.6 million, or an effective tax rate of 38.0%, in the third quarter of 1997 to a benefit of $0.3 million, or an effective tax rate of 1.1%, in the third quarter of 1998. The amortization and write-off of goodwill, which is not tax deductible, caused the effective tax rate to change.

      NET INCOME (LOSS). The Company's net income decreased from $4.2 million in the third quarter of 1997, or 6.3% of total revenue, to a loss of $26.3 million in the third quarter of 1998, or (31.0)% of total revenue. Excluding the restructuring and other one-time charges, net income decreased from $4.2 million in the third quarter of 1997, or 6.3% of total revenue, to $1.8 million in the third quarter of 1998, or 2.1% of total revenue.


FIRST NINE MONTHS FISCAL 1998 COMPARED TO FIRST NINE MONTHS QUARTER FISCAL 1997

      REVENUE. Revenue increased by 34.8% from $187.1 million in the first nine months of 1997 to $252.3 million in the first nine months of 1998, primarily as a result of an increase in the hours of service provided, and to a lesser extent, from an increase in the average revenue per project hour. The increase in hours of service was primarily due to increased productivity of existing branch offices, hours of service provided by new branch offices, the addition of the CGI business, and the rollout of programming services to the Company's branch network. The increase in average revenue per project hour reflects demand for technical employees with higher skill levels as well as the addition of the programming services business, which carries a higher hourly bill rate.

      GROSS PROFIT. Gross profit increased by 30.1% from $64.6 million in the first nine months of 1997 to $84.1 million in the first nine months of 1998, again primarily as a result of an increase in hours of service provided to clients. Gross margin decreased from 34.5% of revenue in the first nine months of 1997 to 33.3% in the first nine months of 1998. The decrease in gross margin was primarily due to the inclusion of the lower margin business acquired from CGI. This business is being transitioned to higher margin alternatives as quickly as client relationships and business conditions warrant. Gross margin in the Company's core service lines of operations support and Smartsourcing(R) Solutions were slightly higher in the first nine months of 1998 as compared with the first nine months of 1997.

         OPERATING EXPENSES. Operating expenses increased from $48.3 million in the first nine months of 1997 to $99.0 million in the first nine months of 1998. A significant portion of the increase is due to a charge of $29.6 million taken during the third quarter of 1998 for restructuring and other one-time charges (as discussed above under "Restructuring and Other One-time Charges" for the third quarter fiscal 1998). Excluding the restructuring and other one-time charges, selling, general and administrative expenses increased from $48.3 million, or 25.7% of revenue in the first nine months of 1997, to $69.4 million or 27.5% of revenue in the first nine months of 1998. A portion of selling, general and administrative expenses normally increases as revenue increases. The types of expenses that are dependent upon revenue are commissions, bonuses and certain branch related expenses as the Company opens new offices and expands existing offices. While these types of expenses impact the total amount expended on selling, general and administrative expenses from one period to the next, they normally do not significantly impact selling, general and administrative expenses as a percentage of revenue.

         There were several factors that contributed to the increase in selling, general and administrative expenses as a percentage of revenue in the first nine months of 1998. The Company's increasing cost structure prompted a management review of the Company's operating model and supporting programs during the third quarter. The result was the consolidation of several branches, elimination of various programs that were not considered strategic to the business and termination of approximately 50 people (see "Restructuring and Other One-Time Charges" below). The full benefit of these changes were not realized in the the first nine months of 1998.

         The other factor that contributed to the increase in selling, general and administrative expenses as a percentage of revenue during the first nine months was an increase in the Company's bad debt reserves. The charge for the first nine months of 1998, which was $1.3 million as compared to $200,000 in the first nine months of 1997, was the result of a thorough review of all accounts receivable during the third quarter by management in an effort to resolve all past due amounts. Management believes that all problem accounts have been identified and that the Company is now adequately reserved to cover any potential collectibility problems.

         RESTRUCTURING AND OTHER ONE-TIME CHARGES. The Company incurred a one-time charge totaling $29.6 million during the third quarter of 1998. The charge, which is reflected in selling, general and administrative expenses, consists primarily of a write-off of goodwill which was the result of an impairment review that was performed in accordance with the guidelines set forth under SFAS No. 121. The goodwill was originally generated in conjunction with the acquisitions of CGI and Writers Inc. The writedown of goodwill represented $25.7 million of the $29.6 million charge.

         The balance of the one-time charge represents costs of $1.9 million related to the recent management changes and expenses totaling $2.0 million associated with staff reductions and optimizing the Company's operating model. The costs associated with the recent management changes consisted of severance pay, relocation and other related expenses. The expenses associated with staff reductions and optimization of the Company's operating model consist of severance pay and occupancy costs in connection with a consolidation of branches. These optimization actions are expected to result in between $3.5 and $4.0 million of cost savings annually.

      INCOME (LOSS) FROM OPERATIONS. Income from operations decreased from $16.4 million in the first nine months of 1997, or 8.7% of total revenue, to a loss of $15.0 million in the first nine months of 1998, or (5.9)% of total revenue. Excluding the restructuring and other one-time charges, income from operations decreased from $16.4 million in the first nine months of 1997, or 8.7% of total revenue, to $14.7 million in the first nine months of 1998, or 5.8% of total revenue.

      OTHER INCOME (EXPENSE). Other income (expense) for the first nine months of 1997 consisted of interest income earned on the Company's outstanding cash and investment positions. For the first nine months of 1998, other income (expense) consisted of interest expense related to the 3-year revolving line of credit used to finance the acquisition of CGI (see "Liquidity and Capital Resources" below). Interest expense was offset by interest income and by gains on the liquidation of investments during the first nine months as the Company converted its investment positions into cash.

      PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $6.7 million, or an effective tax rate of 38.9%, in the first nine months of 1997 to $3.4 million, on a pre-tax loss of $17.5 million in the first nine months of 1998. The amortization and write-off of goodwill, which is not tax deductible, caused the effective tax rate to change.

      NET INCOME (LOSS). The Company's net income decreased from $10.6 million in the first nine months of 1997, or 5.6% of total revenue, to a loss of $(20.9) million in the first nine months of 1998, or (8.3)% of total revenue. Excluding the restructuring and other one-time charges, net income decreased from $10.6 million in the first nine months of 1997, or 5.6% of total revenue, to $7.2 million in the first nine months of 1998, or 2.9% of total revenue.


LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 1998, cash flow generated from operations was $22.3 million resulting primarily from earnings net of the goodwill write-off, decreases in trade accounts receivable and increased accrued payroll expenses, partially offset by decreases in accounts payable and accrued expenses. A significant portion of the reduction in accounts receivable resulted from the collection of receivables acquired as part of the CGI acquisition. Working capital decreased from $65.8 million at December 31, 1997, to $40.1 million at September 30, 1998 as cash provided by operations was used to repay a portion of long-term debt.

      During the first nine months of 1998 cash flows were used to make payments on long-term debt of $18.0 million, to repurchase common stock of $3.7 million and to make improvements to the Company's information systems infrastructure of approximately $8.0 million.

      In connection with the acquisition of CGI, the Company established a $75 million, 3-year revolving line of credit that was used to finance the acquisition. Total borrowings under the line at September 30, 1998 were $57.0 million. The Company believes its cash balances and funds provided by operations will be sufficient to finance continued expansion of its office network and to meet all of its anticipated cash requirements for at least the next twelve months.

YEAR 2000 CONSIDERATIONS


INTERNAL ACCOUNTING AND FINANCIAL SYSTEMS

      As part of an overall updating and enhancement of our Company's information systems, we are is in the process of replacing our entire accounting and financial reporting systems as well as our branch systems infrastructure which is used to support our recruiting and project management activities. During the process of updating our information systems the Company is also addressing the Year 2000 compliance issue. One of the criteria used in selecting the hardware and software which will replace the Company's existing systems was that it had to be Year 2000 compliant. When completed, these systems will support the Company's entire business processing needs as well as all financial reporting needs. A portion of the replacement systems are currently installed and functioning and management projects that the remainder will be installed and fully functional by mid-year 1999. As a result of this initiative, management believes that any Year 2000 issues that may arise with respect to the Company's internal financial and accounting systems will not have a material adverse effect.

CLIENTS

         The Company does not believe that there are significant Year 2000 risks associated with its normal client business relations such as invoicing and communication. There are sufficient alternatives available to prevent a complete shutdown of these types of processes.

         With respect to the inability of one of the Company's clients to remain in business because of Year 2000 compliance, approximately 40% of the Company's revenue is derived from three very large customers; IBM, Hewlett Packard and EDS. The Company has reviewed all available public disclosures of these companies with respect to Year 2000 readiness and will continue to monitor such disclosures and communicate with them as to their progress toward Year 2000 compliance.

         The Company is not heavily dependent upon any other client whose Year 2000 issue might significantly impact the Company's business.


VENDORS, SUPPLIERS AND BUSINESS PARTNERS

      The Company's main "supplier" is its technical employees. As long as the Company has adequate internal resources in the form of system infrastructure to staff and manage projects (see "Internal Accounting and Financial Systems" section above), management believes that there are no material Year 2000 issues associated with this group. The Year 2000 issue presents a number of other risks and uncertainties relative to the Company's business including utilities failures, the nature of government responses to these issues and the competition for people who have the necessary skills to resolve such issues. While the Company believes that the Year 2000 issue will not have a material effect on its business, management is unable to determine the ultimate impact that this issue may have on the Company at this time.

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

PART II - OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES

         On October 15, 1998 the Board of Directors adopted a Shareholders' Rights Plan and declared a distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock. Reference is made to the Company's Form 8-K reports filed October 22, 1998 and October 29, 1998 for additional information regarding the plan.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:


Exhibit Number   Description
--------------   -----------
   10.1          Executive Employment Agreement between Alternative Resources
                   Corporation and Raymond R. Hipp dated July 23, 1998.
   10.2          Executive Employment Agreement between Alternative Resources
                   Corporation and Steven Purcell dated August 1, 1998.
   10.3          Retirement Agreement between Alternative Resources Corporation and
                   Larry I. Kane dated July 23, 1998.
   27.1          Financial Data Schedule
   27.2          Restated Financial Data Schedule


     (b) The registrant was not required to file any reports on Form 8-K for the quarter.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALTERNATIVE RESOURCES CORPORATION





Date:  November 13, 1998              /s/  Steven Purcell
                                      ----------------------
                                      Steven Purcell
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer and Secretary

                                  EXHIBIT INDEX


Exhibit
Number                              Description
--------                           -------------
10.1      Executive Employment Agreement between Alternative Resources
            Corporation and Raymond R. Hipp dated July 23, 1998.
10.2      Executive Employment Agreement between Alternative Resources
            Corporation and Steven Purcell dated August 1, 1998.
10.3      Retirement Agreement between Alternative Resources Corporation and
            Larry I. Kane dated July 23, 1998.
27.1      Financial Data Schedule
27.2      Restated Financial Data Schedule
