Form 10-K405
period 1998-12-31
ALTERNATIVE RESOURCES CORP
filed 1999-03-31
CIK 920521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ____________________ to
     ___________________________.

Commission file number:    0-23940
                           -------

                         ALTERNATIVE RESOURCES CORPORATION
                         ---------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                             38-2791069
          ---------------------------             -------------------------
          (State or other jurisdiction of              (IRS Employer
           incorporation or organization)            Identification No.)

          100 Tri-State International, Suite 300
               Lincolnshire, Illinois                       60069
          ---------------------------             -------------------------
          (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: (847) 317-1000

         Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $.01 Par Value

    Rights to Purchase Shares of Junior Preferred Stock, Series A Par Value
                                 $.01 per share
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates of A.R.C, March 22, 1999 (based upon an estimate that 12.95% of the shares are so owned by non-affiliates and upon the average of the closing bid and asked prices for the Common Stock on the Nasdaq National Market) on that date was approximately $97,096,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to these requirements and registrant is not bound by this determination for any other purpose.

As of March 22, 1999, 16,015,841 shares of the registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:

  Certain portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Part II).
  Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999 (Part III).

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

     Alternative Resources Corporation-Registered Trademark- ("A.R.C" or the Company"), through its subsidiaries, is a leading provider of information technology (IT) management and staffing services. The Company's clients consist principally of Fortune 1000 companies and mid-sized companies with sizable and complex IT operations. The Company serves its clients through a network of 52 branch offices (as of December 31, 1998) located in the United States and Canada. The Company has experienced substantial growth in revenue driven primarily by industry trends toward component outsourcing of IT operations, increased penetration of the Company's existing clients and markets, and the introduction of new services.

     The Company was formed in March 1988 and began providing information technology staffing services in April 1988. The Company's initial public offering of securities was in May, 1994.


MAJOR DEVELOPMENTS IN 1998

During the third quarter of 1998, significant changes occurred in the management structure of A.R.C as Larry Kane, the company's founder and Chief Executive Officer, retired. Raymond Hipp, an A.R.C board member for five years, assumed the role of Chief Executive Officer. Other changes in the management structure included the replacement of several executive positions as well as the expansion of the senior management team to include several key management positions.

Under the new management team, strategic changes were made to the company's operating model. These changes were designed to eliminate unnecessary costs and create a more efficient sales and delivery system for the company's services. Programs and services that were not considered strategic to the company's core business were terminated. In connection with these changes, the company incurred a restructuring charge in the third quarter of 1998. The restructuring charge consisted of costs associated with branch consolidations, staff reductions and management changes. The Company also performed a goodwill impairment review in the third quarter which resulted in a $25.7 million charge to properly reflect the carrying value of goodwill. The restructuring and goodwill impairment charges are more fully explained in "Management Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements", incorporated by reference in this Form 10-K.

As mentioned above, the Company implemented changes to its operating model in 1998. This included changes to both the sales and recruiting portions of the model as follows:

o Sales Model - Under the historical A.R.C sales model, the Company's sales force was required to sell both the staffing and solutions products of the Company, which are now marketed as Staffing Management and Technology Management Services, respectively. Because these service lines require very different selling skills and knowledge, the Company has re-aligned the sales force. One sales group is focused on A.R.C's IT Staffing Management business and the other on the higher-end Technology Management Services. The new technology management sales people, are known as SOLUTIONS MARKETING MANAGERS and are skilled in selling solutions and dealing with senior IT management.

o Recruiting Model - The Company added a national recruiting element to its business model. With this enhancement the Company now has national recruiters and also maintains a national database of technical professionals. The information in the national database is used by the Company's local offices as an additional resource to identify technical skills that will meet client needs. This expanded capability is particularly critical as the Company's business continues to shift toward higher-end Technology Management Services and increasing demand for hot IT skills. In addition to the national recruiting capability, the new recruiting model provides expanded reporting capabilities on key recruiting metrics such as skills requirements by geography, utilization rates, etc.

Finally, the Company is in the process of replacing its accounting and financial reporting systems as well as the systems used by its branch offices to manage recruiting and project fulfillment activities. These new systems will provide better management information and enable management to streamline many of the Company's support processes. Ultimately, this new IT infrastructure provides the foundation for a more scaleable business, positioning A.R.C for future growth. This initiative was started in 1997, continued through 1998 and will be completed in 1999.


A.R.C SERVICES

     During the past three years, A.R.C has evolved from a pure IT staffing company into a solutions-based provider of IT services. The Company's IT staffing and solutions services are now sold under the names A.R.C Staffing Management Services and A.R.C Technology Management Services, respectively. A.R.C's service offerings are designed to provide its clients with flexibility and expertise to address their IT execution needs whether for managed delivery of a help desk, data center or network administration; developing applications to support business processes; deploying technology across an enterprise; or providing qualified, motivated technical employees for short or long term engagements.

A.R.C Staffing Management Services, enable clients to adapt their organizations to changing business or technology needs without adding to fixed costs or making long term commitments to staff. Client staffing needs are fulfilled in two major categories:

o Operations - including help desk, desktop support, database administration, LAN/WAN/telecommunications, and data center operations.

o Applications - including mainframe/midrange, client server desktop, Internet/Intranet, database/data warehousing and packaged applications; and

A.R.C Staffing Management Services have been offered since the Company's inception in 1988.

A.R.C Technology Management Services, formerly called Smartsourcing Solutions, provide management and delivery of infrastructure development and maintenance expertise, offering managed solutions and best practices methodologies. A.R.C Technology Management Services assist clients in integrating the resources, processes and systems for the design, deployment, operation and support of the clients key IT assets. Technology Management Services are delivered in three primary functional areas:

     o    User Support Services
     o    Technology Deployment Services, and
     o    Infrastructure Management Services.


The vast majority of the traditional staffing business is invoiced on an hourly basis. However, under A.R.C Technology Management Services arrangements, the Company typically utilizes alternative invoicing arrangements. Such arrangements may include fixed price arrangements or per unit billing. An example of a per unit billing arrangement would be a price per call on a help desk operation.

A.R.C APPROACH

     The Company has developed a customized approach to the project assignment process that it believes results in a high degree of client and technical employee satisfaction, repeat business from clients and a high level of technical employee retention. The Company believes a superior project assignment entails developing a comprehensive understanding of clients' needs, matching clients' needs with requisite skills on a timely basis, and monitoring performance throughout the project. However, the Company believes that the professional and interpersonal skills required to interact with clients and interpret and communicate their needs differ greatly from those required to manage the recruitment and project assignment of technical employees. Under the A.R.C approach, project responsibilities are shared between account managers and resource managers. Account managers focus principally on building and fostering relationships with clients, understanding the client's organization and assessing the client's needs, and proposing tailored staffing solutions. Resource managers focus principally on recruiting and establishing relationships with technical personnel, assessing their technical and interpersonal skills, selecting appropriate technical personnel for a project, and monitoring and motivating technical employees on a project. This separation of responsibilities allows account managers and resource managers to meet the needs of their respective constituencies while working together to enhance the prospects of a superior project assignment.

     Each branch office typically has two to four account managers. Each account manager typically focuses on up to 25 targeted organizations with substantial IT operations. The Company also employs national account managers who establish and manage national service arrangements with certain major clients and maintain those relationships at the corporate office level. Account managers and national account managers work together to serve the local and national needs of such clients. As noted earlier, the Company has enhanced its sales model by stratifying the account manager group into two categories, account managers that are focused on selling A.R.C's IT staffing management business and account managers that specialize in selling the Company's higher-end technology management services. Members of the latter group are also known as SOLUTIONS MARKETING MANAGERS.

     Each branch office typically has two to four resource managers. A resource manager typically manages an aggregate of 30 to 50 technical employees assigned to various projects. Recent changes to the recruiting model have added a national recruiting capability to supplement the local office recruiting and delivery model. These changes will provide the Company's resource managers with a national recruiting "reach" and enable them to identify and deploy scarce IT skill sets needed by their customers that may be available elsewhere in the country.

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

     The Company maintains a Technology Management support staff located at its headquarters in Lincolnshire, Illinois. This staff of specialists supports A.R.C's account managers in Technology Management Services offerings to clients. The staff also provides management oversight and technical support to Technology Management Services project teams.

RECRUITING OF TECHNICAL PERSONNEL

     As the leading edge of technology continues to outpace the availability of leading edge skills, and as the Company introduces applications support services to its clients, the recruitment and retention of technical personnel represents an expanding challenge. To recruit qualified technical personnel, the Company places newspaper advertisements, maintains a presence at local technical college(s) and obtains referrals from its technical employees and clients. In addition, the Company recruits technical personnel through its web site (www.arcnow.com). As noted earlier, the company has enhanced its recruiting model in 1998. The Company's new National Technical Recruiters outbound telemarketing group undertook a broad-based effort to develop relationships with technical professionals throughout the U.S. and Canada. These efforts were and will continue to be further supported in individual markets with an expanded group of local recruiting specialists.

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

OPERATIONS

     The Company operates through a network of 52 offices (including client support sites) located in the United States and Canada. During 1998, the Company opened four new offices and consolidated offices in several markets which decreased the number of offices by ten resulting in a net decrease of six offices for the year. In addition to the Company's principal executive offices in Lincolnshire, Illinois, as of December 31, 1998, the Company had offices located in the following metropolitan areas:


                                        YEAR                                                  YEAR
           LOCATION                    OPENED                    LOCATION                    OPENED
           --------                    ------                    --------                    ------
-    Detroit, Michigan                  1988         - New York, New York                     1994
-    Minneapolis, Minnesota             1988         - Rosemont, Illinois                     1994
-    Dallas, Texas                      1988         - Edison, New Jersey                     1994
                                                     - Charlotte, North Carolina              1994
-    Boston, Massachusetts              1989
-    Chicago, Illinois                  1989         - Rochester, New York                    1995
-    Cleveland, Ohio                    1989         - Raleigh-Durham, North Carolina         1995
-    Washington, D.C.                   1989         - Milwaukee, Wisconsin                   1995
                                                     - Woodland Hills, California             1995
-    San Francisco, California          1990         - Allentown, Pennsylvania                1995
-    Fort Worth, Texas                  1990         - Long Island, New York                  1995
-    Atlanta, Georgia                   1990
-    Houston, Texas                     1990         - Portland, Oregon                       1996
-    Los Angeles, California            1990         - Kansas City, Missouri                  1996
-    Anaheim, California                1990         - Pittsburgh, Pennsylvania               1996
                                                     - Boulder, Colorado                      1996
-    Cincinnati, Ohio                   1991         - Boise, Idaho                           1996
-    Silicon Valley, California         1991         - Hartford, Connecticut                  1996

-    Philadelphia, Pennsylvania         1992         - Indianapolis, Indiana                  1997
-    Orlando, Florida                   1992         - Austin, Texas                          1997
-    Baltimore, Maryland                1992         - Montreal, Quebec                       1997
-    Saddle Brook, New Jersey           1992         - Valley Forge, Pennsylvania             1997

-    Denver, Colorado                   1993         - Fort Collins, Colorado                 1998
-    Phoenix, Arizona                   1993         - Columbus, Ohio                         1998
-    Tampa, Florida                     1993         - Salt Lake City, Utah                   1998
-    Fort Lauderdale, Florida           1993         - Ottawa, Ontario                        1998
-    Seattle, Washington                1993

-    St. Louis, Missouri                1994
-    Toronto, Ontario                   1994
-    Stamford, Connecticut              1994
-    Sacramento, California             1994


Because A.R.C has offices in all large metropolitan markets, future branch openings will generally involve entry into mid-size markets or divisions of larger markets. As such, new branches will not grow to be as large as some of A.R.C's established branches in major markets. In selecting markets for new branch offices, the Company considers many factors, including the presence of organizations with substantial IT operations, the availability of internal management resources, opportunities to expand geographically with existing clients and overall demographics.

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

CLIENTS

     The Company's clients consist principally of Fortune 1000 companies and mid-sized organizations with sizable and complex IT operations. The IT requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional projects. During 1998, the Company provided technical staffing solutions to a wide variety of entities including computer services companies, systems integrators, telecommunications companies, banking and financial services entities, manufacturers, distributors, health care providers and utilities. The Company's computer services and systems integrator clients often subcontract A.R.C's services to their own customers. In 1998, the Company's largest clients, IBM, Hewlett Packard and Electronic

Data Systems Corporation, accounted for approximately 16%, 14% and 10% of the Company's total revenue, respectively.

     A.R.C will typically provide discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume and the opportunity to sell its higher margin, value added services, such as its Technology Management Services . The Company believes that its relationships with these large clients have contributed significantly to its revenue growth.

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

     The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients' requirements, timely assignment of technical employees with appropriate skills and the price of services. The Company is dependent upon its ability to continue to attract and retain technical personnel who possess the technical skills and experience necessary to meet the IT servicing requirements of its clients. The principal competitive factors in attracting qualified technical personnel are schedule flexibility, the availability of training, benefits and compensation, as well as the availability, quality and variety of projects. The Company believes that many of the technical personnel included in its branch office databases may also be pursuing other employment opportunities. Therefore, the Company believes that responsiveness to the needs of technical personnel is an important factor in the Company's ability to fill projects.

SEASONALITY

     The Company's quarterly results are affected by such factors as employment taxes and the timing, number and costs ssociated with new branch office openings. In general, the first two quarters of the year carry a significant portion of payroll tax expense. As employees reach annual payroll limits, usually in the third and fourth quarters, the Company's payroll tax expense is reduced. The timing of branch office openings is dependent upon such factors as the availability of resources for recruiting and training branch staff, as well as how quickly office space can be identified and the leases negotiated.

EMPLOYEES

     At December 31, 1998, the Company employed 650 staff employees and approximately 4,100 technical employees. During all of 1998, the Company employed more than 9,000 technical employees.



FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor," which is afforded such statements under the Private Securities Litigation Reform Act of 1995, when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in this Form 10-K, including those under "Management's Discussion and Analysis of Financial condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.

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

-    The ability to successfully integrate acquisitions

- The ability to successfully open new branch offices and to enter new geographic markets

-    The Company's overall ability to manage its growth

-    The effect of changes in general economic conditions

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


NAME                       AGE        POSITION
----                       ---        --------
Raymond R. Hipp            56         Chairman of the Board, President and
                                      Chief Executive Officer
Robert V. Carlson          42         Chief Operating Officer
Steven Purcell             48         Senior Vice President, Chief
                                      Financial Officer, Secretary
                                      and Treasurer
Bradley K. Lamers          41         Vice President - Finance


Mr. Raymond R. Hipp has been Chairman of the Board, President and Chief Executive Officer of the Company since July 1998. Previously he was Chief Executive Officer of ITI Marketing Services, a provider of telemarketing services, from August 1996 until May 1998 when the company was sold. He was a self-employed management consultant from September 1994 to August 1996. Mr. Hipp was President of Comdisco Disaster Recovery Services, a provider of business continuity services for the information technology industry, from 1980 through August 1994. Mr. Hipp previously held executive and management positions with International Business Machines Corporation. He currently serves on the Board of Directors of Gardner Denver Inc.

Mr. Robert V. Carlson has been Chief Operating Officer of the Company since December 1997 and was named to the Company's Board of Directors in March 1998. Previously he served as Executive Vice President responsible for the Company's field operations since November 1996. Mr. Carlson joined the Company in April 1991 as a Branch General Manager, became an Executive Director in December 1993 and was named Vice President in July 1995. Prior to joining the Company, Mr. Carlson held various sales and marketing positions with General Electric and Automated Data Processing, Inc.

    Mr. Steven Purcell joined the Company in August 1998 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Prior to that he was chief financial officer for American Business Information a provider of business and consumer data and data processing services. From 1991 to 1996 he served as vice president - finance, chief financial officer and treasurer, of Micro Warehouse, a direct marketer of hardware, software and accessories. From 1985 to 1991, he worked for Electrocomponents, PLCa London-based distributor of electrical products, serving as chief executive officer for its Misco, Inc. subsidiary and, prior to that, as vice president - finance for Electrocomponents, Inc., the U.S. holding company. From 1978 to 1985, he held positions in finance and accounting with Hubbell Incorporated, a manufacturer of electrical products, with the most recent being division controller at the Hubbell Lighting Division. From 1975 to 1978, he was a senior accountant for Price Waterhouse & Company.

Mr. Bradley K. Lamers joined the Company in March 1995 as Director of Finance and Controller. He was promoted to Vice President in July 1995. From November 1988 to March 1995, Mr. Lamers served as a division controller for Rogers Foods, Inc., a wholly owned subsidiary of Universal Foods Corporation.

OTHER SENIOR MANAGEMENT

Wayne D. Bock was named Vice President in charge of ARC's Smartsourcing(R) Solutions delivery organization, which provides clients with managed IT services, in January 1998.

Mr. Bock joined ARC in August 1992 as an executive director. From 1989 to 1992 he was a director of TransUnion Corporation, responsible for IT operations. Prior to 1989 he was a principal in a family-owned firm.

Robert P. Lane joined ARC as Vice President of Marketing in 1998. He brings 18 years of marketing and business development experience, 14 of which were in the communications/information technology industry. From 1994 through 1998, Mr. Lane was vice president of marketing and business programs at Cable & Wireless, Inc., a global provider of communications services. At GE Information Systems from 1989 through 1994, he was marketing manager for telecommunications and EDI. From 1984 through 1989, he held various marketing positions at Northern Telecom (now Nortel).

Sharon A. McKinney was named Senior Vice President of Human Resources in January 1999. Ms. McKinney reports to ARC's chief executive officer and is responsible for the human resources function within corporate headquarters and across the entire 52-branch organization. She brings to this newly created position 18 years of domestic and international business and human resources management experience. Ms. McKinney joined ARC from GE Capital Fleet Services where she held the position of senior vice president, Global Human Resources. Previously, Ms. McKinney spent nearly 10 years with Square D Company, which today is known as Group Schneider, a French company. Following a series of increasingly responsible human resources positions, Ms. McKinney spent her last three years at Groupe Schneider as director of human resources based in Paris, France.

Kelly Egan was named Vice President of Workforce Solutions in June 1998. She is responsible for all programs related to recruiting and retaining professional technical employees across the company's 52- branch network. Ms. Egan joined ARC in 1992 as a branch general manager and was promoted to executive director of ARC's Pacific Northwest region in 1994. She was with Wright Line, a national systems furniture manufacturer from 1982 to 1992, as an account manager, branch manager, and region manager.

William T. Miralia was named Vice President of Field Operations in July 1998. Mr. Miralia is responsible for overall productivity of the company's 52 branch offices, from both sales and operational perspectives, including revenue and net income performance. He brings to this newly created position nearly five years of management experience in ARC's field organization and 10 years in the IT services industry. Mr. Miralia joined ARC in 1994 as general manager of the Cleveland, Ohio branch. He was promoted to executive director, Mid-east region and Canadian operations in 1995. In this role, he was responsible for ARC's overall sales and operations performance in six midwestern states and Canada. William T. Miralia was named vice president of field operations for Alternative Resources Corporation(R) (ARC) in July 1998. Mr. Miralia is responsible for overall productivity of the company's 52 branch offices, from both sales and operational perspectives, including revenue and net income performance. He brings to this newly created position nearly five years of management experience in ARC's field organization and 10 years in the IT services industry.

David Byrne was named Vice President of National Accounts in September 1998. National accounts are Fortune 100 corporations that derive their revenue from sales of information technology (IT) hardware, software and/or services. Mr. Byrne is responsible for revenue generation for all national accounts as well as strategic development of new accounts. He brings to his role 19 years of sales management experience in technology products and services. Since October 1995, Mr. Byrne had been executive director of ARC's Southern region. He joined ARC in May 1995 as branch general manager of the Dallas office. Mr. Byrne has held sales and management positions with a variety of Fortune 500 high technology manufacturers, including IBM/Rolm, Nextel, and Wang Labs, with specific focus on strategic account development.

J. Lawrence Winkelman was named Vice President and Chief Information in January 1999. Mr. Winkelman is responsible for information technology planning, development and delivery within corporate headquarters and across the entire 52-branch organization. Mr. Winkelman joined ARC from Sanwa Business Credit Corporation, a subsidiary of Sanwa Bank, Ltd., where he had been senior vice president and chief information officer for seven years. Prior to 1992, Mr. Winkelman spent 17 years with GE Financial Services, a subsidiary of General Electric Company, progressing through a series of information technology positions with increasing management responsibility. From 1971 to 1975, Mr. Winkelman worked for General Electric Company. Recruited into GE's Manufacturing Management Training Program, he held engineering positions in four of GE's manufacturing businesses.

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

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Company is a party to various legal proceedings. The Company does not expect that any currently pending proceedings will have a material adverse effect on its business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, under the caption "Stockholder Information", which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, under the caption "Five Year Summary of Selected Financial Data," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     The information required by this Item is included in the registrant's Annual report to Stockholders for the fiscal year ended December 31, 1998, under the caption "Quantitative and Qualitative Disclosures About Market Risk" which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Comprehensive Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     a.   Directors of the Company

          The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

     b.   Executive Officers of the Company

          Reference is made to "Executive Officers of the Registrant" in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, under the captions "Executive Compensation," "Board of Directors," and "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

     The following financial statements of Alternative Resources Corporation, included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are included in Part II, Item 8:

          (i)  Consolidated Balance Sheets - as of December 31, 1998 and 1997;

          (ii) Consolidated Statements of Operations - years ended December 31, 1998, 1997, and 1996;

          (iii) Consolidated Statements of Comprehensive Income - years ended December 31, 1998, 1997, and 1996;

          (iv) Consolidated Statements of Changes in Stockholders' Equity years ended December 31, 1998, 1997, and 1996;

          (v) Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997, and 1996;

          (vi) Notes to Consolidated Financial Statements; and

          (vii) Independent Auditors' Report from KPMG LLP.

     (2)  FINANCIAL STATEMENT SCHEDULES

          (i)  Independent Auditors' Report from KPMG LLP.

          (ii) Schedule II - valuation and qualifying accounts.

     (3)  EXHIBITS

          2.1 Stock Purchase and Sale Agreement dated as of October 6, 1997 among Alternative Resources Corporation, Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan and International Business Machines Corporation. Incorporated by reference herein to exhibit 2 to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

          2.2 Amendment Number One dated as of November 7, 1997 to Stock Purchase and Sale Agreement dated as of October 6, 1997 among Alternative Resources Corporation, Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan and International Business Machines Corporation. Incorporated by reference herein to exhibit 2a to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

          2.3 I/T Staffing Revenue Escrow Agreement by and among Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan, Alternative Resources Corporation and Harris Trust and Savings Bank dated November 7, 1997. Incorporated by reference herein to exhibit 2b to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

          3.1  Amended and Restated Certificate of Incorporation, as amended.

          3.2  Amended and Restated By-Laws. Incorporated herein by reference to
               Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1996. (File No. 0-23940)

          4.1 Rights Agreement dated October 15, 1998 between the Company and Harris Trust and Savings Bank, incorporated herein by reference to exhibit 1 to the Company's Form 8-A dated October 20, 1998.

          4.2 Credit agreement dated November 7, 1997, incorporated by reference herein to exhibit 4 to the Company's Form 8-K dated November 7, 1997. (File No. 0-23940)

          Exhibits 10.1 through 10.9 are management contracts or compensatory plans or arrangements

          10.1 Amended and Restated Stock Option Plan. Incorporated herein by reference to exhibit 10 to the Company's form 10-Q for the period ended June 30, 1997. (File No. 0-23940)

          10.2 Executive Employment Agreement between Alternative Resources Corporation and Bradley K. Lamers dated July 21, 1995. Incorporated herein by reference to exhibit 10.9 to the Company's Form 10-K for the period ended December 31, 1995. (File No. 0-23940)

          10.3 Form of Indemnity Agreement between Alternative Resources Corporation and its directors and officers. Incorporated herein by reference to exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-76584.

          10.4 Alternative Resources Corporation Employee Stock Purchase Plan. Incorporated herein by reference to the exhibit 10.12 to the Company's Registration Statement on Form S-8, Registration No. 33-88918.

          10.5 Executive Employment Agreement between Alternative Resources Corporation and Raymond R. Hipp dated July 23, 1998. Incorporated herein by reference to the exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

          10.6 Executive Employment Agreement between Alternative Resources Corporation and Steven Purcell dated August 1, 1998. Incorporated herein by reference to the exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

          10.7 Retirement Agreement between Alternative Resources Corporation and Larry I. Kane dated July 23, 1998. Incorporated herein by reference to the exhibit 10.3 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

          10.8 Stock Option Agreement between Alternative Resources Corporation and Raymond R. Hipp dated July 23, 1998.

          10.9 Stock Option Agreement between Alternative Resources Corporation and Steven Purcell dated August 3, 1998.


          13   Certain portions of the 1998 Annual Report to Stockholders

          21   Subsidiaries of Alternative Resources Corporation

          23   Consent of KPMG LLP

          27   Financial Data Schedule

(b) REPORTS ON FORM 8-K

     A Form 8-K dated October 15, 1998 was filed during the fourth quarter of 1998, reporting under Item 5 that the Board of Directors of Alternative Resources Corporation adopted a Stockholder Rights Agreement.

     A Form 8-K dated October 26, 1998 was filed during the fourth quarter of 1998, reporting under Items 5 and 7 the filing of a Certificate of Designations of Preferred Stock.

(c)  EXHIBITS

     The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

(d)  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in item 14(a)(2) herein.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on A.R.C

                         ALTERNATIVE RESOURCES CORPORATION

                         By  /s/ Raymond R. Hipp
                             ------------------------
                         Raymond R. Hipp, Chairman of the Board, President
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on A.R.C :

     SIGNATURE                               TITLE
     ---------                               -----

/s/ Raymond R. Hipp             Chairman of the Board, President and Chief
-----------------------         Executive Officer (Principle Executive
 Raymond R. Hipp                Officer)


/s/ Robert V. Carlson           Chief Operating Officer and Director
-----------------------
    Robert V. Carlson

/s/ Steven Purcell              Senior Vice President, Chief Financial
-----------------------         Officer, Secretary and Treasurer
    Steven Purcell              (Principal Financial Officer)

/s/ Bradley K. Lamers           Vice President - Finance
-----------------------
    Bradley K. Lamers

/s/ Joanne Brandes              Director
-----------------------
    Joanne Brandes

/s/ George B. Cobbe             Director
-----------------------
    George B. Cobbe

/s/ Michael E. Harris           Director
-----------------------
    Michael E. Harris

/s/ Syd N. Heaton               Director
-----------------------
    Syd N. Heaton

                                Director
-----------------------
    Larry I. Kane

/s/ A. Donald Rully             Director
-----------------------
    A. Donald Rully

/s/ Bruce R. Smith              Director
-----------------------
    Bruce R. Smith

                         ALTERNATIVE RESOURCES CORPORATION

                                    SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                         Additions
                                                  -------------------------

                                   Balance at     Charged to     Charged to                    Balance at
                                   Beginning      Costs and      Other                         End of
Description                        of Year        Expenses       Accounts       Deductions     Year
-----------                        ---------      --------       --------       ----------     ------
1998
Allowance for doubtful accounts       $662          $1,426             -             $384      $1,704

1997
Allowance for doubtful accounts        528             318             -              184         662

1996
Allowance for doubtful accounts        579             278             -              329         528


                            INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Alternative Resources Corporation:


Under date of February 8, 1999, we reported on the consolidated balance sheets of Alternative Resources Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2)(ii). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Chicago, Illinois
February 8, 1999

                                  EXHIBIT INDEX


Exhibit
Number                      Description
------                      -----------

2.1 Stock Purchase and Sale Agreement dated as of October 6, 1997 among Alternative Resources Corporation, Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan and International Business Machines Corporation. Incorporated by reference herein to exhibit 2 to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

2.2 Amendment Number One dated as of November 7, 1997 to Stock Purchase and Sale Agreement dated as of October 6, 1997 among Alternative Resources Corporation, Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan and International Business Machines Corporation. Incorporated by reference herein to exhibit 2a to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

2.3 I/T Staffing Revenue Escrow Agreement by and among Compagnie Generale d'Informatique, Joseph R. Ferrandino, Thomas K. Sheridan, Alternative Resources Corporation and Harris Trust and Savings Bank dated November 7, 1997. Incorporated by reference herein to exhibit 2b to the Company's form 8-K dated November 7, 1997. (File No. 0-23940)

3.1       Amended and Restated Certificate of Incorporation, as amended.

3.2       Amended and Restated By-Laws. Incorporated herein by reference to
          Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1996. (File No. 0-23940)

4.1 Rights Agreement dated October 15, 1998 between the Company and Harris Trust and Savings Bank, incorporated herein by reference to exhibit 1 to the Company's Form 8-A dated October 20, 1998.

4.2 Credit agreement dated November 7, 1997, incorporated by reference herein to exhibit 4 to the Company's Form 8-K dated November 7, 1997. (File No. 0-23940)

Exhibits 10.1 through 10.9 are management contracts or compensatory plans or arrangements

10.1 Amended and Restated Stock Option Plan. Incorporated herein by reference to exhibit 10 to the Company's form 10-Q for the period ended June 30, 1997. (File No. 0-23940)

10.2 Executive Employment Agreement between Alternative Resources Corporation and Bradley K. Lamers dated July 21, 1995. Incorporated herein by reference to exhibit 10.9 to the Company's Form 10-K for the period ended December 31, 1995. (File No. 0-23940)

10.3 Form of Indemnity Agreement between Alternative Resources Corporation and its directors and officers. Incorporated herein by reference to
          Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-76584.

10.4 Alternative Resources Corporation Employee Stock Purchase Plan. Incorporated herein by reference to the exhibit 10.12 to the Company's Registration Statement on Form S-8, Registration No. 33-88918.

10.5 Executive Employment Agreement between Alternative Resources Corporation and Raymond R. Hipp dated July 23, 1998. Incorporated herein by reference to the exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

10.6 Executive Employment Agreement between Alternative Resources Corporation and Steven Purcell dated August 1, 1998. Incorporated herein by reference to the exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

10.7 Retirement Agreement between Alternative Resources Corporation and Larry I. Kane dated July 23, 1998. Incorporated herein by reference to the exhibit 10.3 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

10.8 Stock Option Agreement between Alternative Resources Corporation and Raymond R. Hipp dated July 23, 1998.

10.9 Stock Option Agreement between Alternative Resources Corporation and Steven Purcell dated August 3, 1998.

13        Certain portions of 1998 Annual Report to Stockholders

21        Subsidiaries of Alternative Resources Corporation

23        Consent of KPMG LLP

27        Financial Data Schedule

EXHIBIT 3.1 - AMENDED AND RESTATED CERTIFICATE OF INCORPORATION, AS AMENDED

                AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                           ALTERNATIVE RESOURCES CORP.

     The original Certificate of Incorporation of the corporation was filed with the Secretary of State of Delaware on March 7, 1988. The name of the corporation under which it was originally incorporated was Alternative Resources Corp. This Amended and Restated Certificate of Incorporation not only restates and integrates the original Certificate of Incorporation and all amendments thereto, but also includes amendments adopted by the stockholders of the corporation on the date hereof. This Amended and Restated Certificate of Incorporation was duly adopted in accordance with the applicable provisions of Sections 228, 242 and 245 of the General Corporation Law of Delaware and shall become effective upon filing with the Secretary of State of the State of Delaware.

     FIRST: The name of the corporation is ALTERNATIVE RESOURCES CORPORATION.

     SECOND: The corporation's registered office in the State of Delaware is located at 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of the corporation's registered agent at such address is The Corporation Trust Company.

     THIRD: The nature of the business and the objects and purposes to be transacted, promoted and carried on are to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

     FOURTH: The total number of shares of all classes of stock which the corporation shall have the authority to issue is 21,000,000 shares, consisting of (i) 20,000,000 shares of common stock, $0.01 par value per share ("Common Stock"), and (ii) 1,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Stock").

     The designations, powers, preferences and relative participating, optional or other special rights and the qualifications, limitations and restrictions thereof in respect of each class of capital stock of the corporation are as follows:

A.   COMMON STOCK

     1. VOTING. Except as otherwise provided by law, each share of Common Stock shall entitle the holder thereof to one vote in any matter which is submitted to a vote of stockholders of the corporation.

     2. DIVIDENDS. Subject to the express terms of the Preferred Stock outstanding from time to time, such dividend or distribution as may be determined by the Board of Directors of the corporation may from time to time be declared and paid or made upon the Common Stock out of any source at the time lawfully available for the payment of dividends.

     3. LIQUIDATION. The holders of Common Stock shall be entitled to share ratably upon any liquidation, dissolution or winding up of the affairs of the corporation (voluntary of involuntary) of all assets of the corporation which are legally available for distribution, if any, remaining after payment of all debts and other liabilities and subject to the prior rights of any holders of Preferred Stock of the preferential amounts, if any, to which they are entitled.

     4. PURCHASES. Subject to any applicable provisions of this Article Fourth, the corporation may at any time or from time to time purchase or otherwise acquire shares of its Common Stock in any manner now or hereafter permitted by law, publicly or privately, or pursuant to any agreement.


B.   PREFERRED STOCK

     Subject to the terms contained in any designation of a series of Preferred Stock, the Board of Directors is expressly authorized, at any time and from time to time, to fix, by resolution or resolutions, the following provisions for shares of any class or classes of Preferred Stock of the corporation or any series of any class of Preferred Stock:

     1. the designation of such class or series, the number of shares to constitute such class or series which may be increased or decreased (but not below the number of shares of that class or series then outstanding) by resolution of the Board of Directors, and the stated value thereof if different from the par value thereof;

     2. whether the shares of such class or series shall have voting rights, in addition to any voting rights provided by law, and, if so, the terms of such voting rights;

     3. the dividends, if any, payable on such class or series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, and the preference or relation which such dividends shall bear to the dividends payable on any shares of stock of any other class or any other series of the same class;

     4. whether the shares of such class or series shall be subject to redemption by the corporation, and, if so, the times, prices and other conditions of such redemption;

     5. the amount or amounts payable upon shares of such series upon, and the rights of the holders of such class or series in, the voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the corporation;

     6. whether the shares of such class or series shall be subject to the operation of a retirement or sinking fund and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such class or series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;

     7. whether the shares of such class or series shall be convertible into, or exchangeable for, shares of stock of any other class or any other series of the same class or any other securities and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;

     8. the limitations and restrictions, if any, to be effective while any shares of such class or series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the corporation of the Common Stock or shares of stock of any other class or any other series of the same class;

     9. the conditions or restrictions, if any, upon the creation of indebtedness of the corporation or upon the issue of any additional stock, including additional shares of such class or series or of any other series of the same class or of any other class;

     10. the ranking (be it PARI PASSU, junior or senior) of each class or series vis-a-vis any other class or series of any class of Preferred Stock as to the payment of dividends, the distribution of assets and all other matters; and

     11. any other powers, preferences and relative, participating, optional and other special rights, and any qualifications, limitations and restrictions thereof, insofar as they are not inconsistent with the provisions of this Amended and Restated Certificate of Incorporation, to the full extent permitted in accordance with the laws of the State of Delaware.

     The powers, preferences and relative, participating, optional and other special rights of each class or series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.


C.   MISCELLANEOUS

     1. PREEMPTIVE RIGHTS. No holder of any share of any class of stock of the corporation shall have any preemptive right to subscribe for or acquire additional shares of stock of any class of the corporation or warrants or options to purchase, or securities convertible into, shares of any class of stock of the corporation.

     2. ISSUANCE OF STOCK. Shares of capital stock of the corporation may be issued by the corporation from time to time in such amounts and proportions and for such consideration (not less than the par value thereof in the case of capital stock having par value) as may be fixed and determined from time to time by the Board of Directors and as shall be permitted by law.

     3. UNCLAIMED DIVIDENDS. Any and all right, title, interest and claim in or to any dividends declared by the corporation, whether in cash, stock or otherwise, which are unclaimed by the stockholder entitled thereto for a period of six years after the close of business on the payment date, shall be and shall be deemed to be extinguished and abandoned; and such unclaimed dividends in the possession of the corporation, its transfer agents or other agents or depositories, shall at such time become the absolute property of the corporation, free and clear of any and all claims of any persons whatsoever.


D.   STOCK SPLIT

     Notwithstanding anything in this Amended and Restated Certificate of Incorporation to the contrary, each share of Common Stock of the corporation issued and outstanding immediately prior to the effective date of this Amended and Restated Certificate of Incorporation shall be automatically converted, without further action, into seven (7) shares of the Common Stock authorized herein. On such effective date, outstanding certificates representing shares of Common Stock shall thereafter automatically be deemed to represent certificates for the number of shares of Common Stock determined as set forth in the preceding sentence; provided, however, that the holders thereof shall be entitled to present such certificates to the corporation for replacement with certificates reflecting such number of shares of Common Stock.

     SIXTH: A. NUMBER, ELECTION AND TERMS OF DIRECTORS. The number of Directors shall be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by the Board of Directors. The Directors of the corporation shall be divided into three classes: Class I, Class II and Class
III. Each class shall consist, as nearly as may be possible, of one-third of the whole number of the Board of Directors. If the Board of Directors is not evenly divisible by three, the Board of Directors shall determine the number of Directors to be elected to each class. The initial member of Class I shall be Christopher R. Joseph and he shall hold office for a term to expire at the annual meeting of the stockholders to be held in 1995; the initial members of Class II shall be Larry I. Kane and Bruce R. Smith and they shall hold office for a term to expire at the annual meeting of the stockholders to be held in 1996; and the initial member of Class III shall be Robert L. Cummings and he shall hold office for a term to expire at the annual meeting of the stockholders to be held in 1997, and in the case of each class, until their respective successors are duly elected and qualified. At each annual election held commencing with the annual election in 1994, the Directors elected to succeed those whose terms expire shall be identified as being of the same class as the Directors they succeed and shall be elected to hold office for a term to expire at the third annual meeting of the stockholders after their election and until their respective successors are duly elected and qualified. Any vacancy on the Board of Directors that results from an increase in the number of directors may be filled by a majority of the Board of Directors then in office, provided that a quorum is present, and any other vacancy occurring in the Board of Directors may be filled by a majority of the directors then in office, even if less than a quorum, or by the sole remaining director. If the number of Directors changes, any increase or decrease in Directors shall be apportioned among the classes so as to maintain all classes as equal in number as possible, and any additional Director elected to any class shall hold office for a term which shall coincide with the terms of the other Directors in such class and until his successor is duly elected and qualified.

     B. STOCKHOLDER NOMINATION OF A DIRECTOR CANDIDATE AND INTRODUCTION OF NEW BUSINESS. Advance notice of stockholder nominations for the election of Directors and of new business to be brought by stockholders before any meeting of the stockholders of the corporation shall be given in a manner provided by the By-laws of the corporation.

     C. REMOVAL. Any Director may be removed from office as a Director at any time, but only for cause, and only by the affirmative vote of stockholders of record holding not less than two-thirds (66 2/3%) of the total outstanding voting stock of the corporation given at a meeting of the stockholders called for that purpose.

     SEVENTH: A. SPECIAL MEETINGS OF STOCKHOLDERS. Special meetings of the stockholders, for any purpose or purposes (except to the extent otherwise provided by law or this Amended and Restated Certificate of Incorporation), may only be called by the Chairman of the Board, the President or a majority of the Board of Directors then in office.

     B. WRITTEN CONSENT BY STOCKHOLDERS WITHOUT A MEETING. No action required or permitted to be taken at any annual meeting or special meeting of stockholders of the corporation may be taken by written consent without a meeting of such stockholders.

     EIGHTH: A. AMENDMENT OF BY-LAWS. The Board of Directors of the corporation is authorized to adopt, amend or repeal the By-laws of the corporation, subject to applicable law and any applicable provisions in any resolution of the Board of Directors, except that any By-law provision adopted by the stockholders amending the By-laws after their initial adoption may be amended or repealed only by the holders of not less than two-thirds (66 2/3%) of the total outstanding voting stock of the corporation.

     B. ELECTION OF DIRECTORS. Elections of Directors need not be by written ballot unless the By-laws of the corporation shall so provide.

     C. MEETINGS OF STOCKHOLDERS. Meetings of stockholders may be held within or without the State of Delaware, as the by-laws of the corporation may provide.

     D. BOOKS OF CORPORATION. The books of the corporation may be kept at such place within or without the State of Delaware as the By-laws of the corporation may provide or as may be designated from time to time by the Board of Directors of the corporation.

     NINTH: Whenever a compromise or arrangement is proposed between the corporation and its creditors or any class of them and/or between the corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for the corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or the stockholders or class of stockholders of the corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the corporation, as the case may be, and also on the corporation.

     TENTH: No Director of the corporation shall be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director, provided that this Article TENTH shall not eliminate or limit the liability of a Director: (i) for any breach of the Director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the General Corporation Law of the State of Delaware (or the corresponding provision of any successor act or law); or (iv) for any transaction from which the Director derived an improper personal benefit. This Article TENTH shall not eliminate or limit the liability of a Director for any act or omission occurring prior to the date this Article TENTH becomes effective. Neither the amendment nor repeal of this Article TENTH, nor the adoption of any provision of this Amended and Restated Certificate of Incorporation inconsistent with this Article TENTH, shall eliminate or reduce the effect of this Article TENTH in respect of any matter occurring, or any cause of action, suit or claim that, but for this Article TENTH, would accrue or arise, prior to such amendment, repeal or adoption of an inconsistent provision. If the Delaware General Corporation Law is amended after the effective date of this Article to further eliminate or limit, or to authorize further elimination or limitation of, the personal liability of directors for breach of fiduciary duty as a director, then the personal liability of a director to the corporation or its stockholders shall be eliminated or limited to the full extent permitted by the Delaware General Corporation Law, as amended. For purposes of this

Article, "fiduciary duty as a director" shall include any fiduciary duty arising out of serving at the request of the corporation as a director of another corporation, partnership, joint venture, trust or other enterprise, and "personally liable to the corporation" shall include any liability to such other corporation, partnership, joint venture, trust or other enterprise, and any liability to the corporation in its capacity as security holder, joint venturer, partner, beneficiary, creditor or investor of or in any such other corporation, partnership, joint venture, trust or other enterprise. Any repeal or modification of the foregoing paragraph by the stockholders of the corporation shall not adversely affect the elimination or limitation of the personal liability of a director for any act or omission occurring prior to the effective date of such repeal or modification. This provision shall not eliminate or limit the liability of a director for any act or omission occurring prior to the effective date of this Article.

     ELEVENTH: The corporation is to have perpetual existence.

     TWELFTH: Article Ten of the corporation's original Certificate of Incorporation is hereby deleted in its entirety and the corporation expressly elects to be governed by Section 203 of the Delaware General Corporation Law.

     THIRTEENTH: Notwithstanding any other provisions of this Amended and Restated Certificate of Incorporation or the By-laws of the corporation or the fact that a lesser percentage may be specified by law, this Amended and Restated Certificate of Incorporation or the By-laws of the corporation, the affirmative vote of the holders of not less than two-thirds (66 2/3%) of the total voting power of the outstanding stock of the corporation entitled to vote generally in the election of Directors, voting together as a single class, shall be required to amend, alter, adopt any provision inconsistent with or to repeal Article SIXTH or Article SEVENTH of this Amended and Restated Certificate of Incorporation. Furthermore, the corporation reserves the right to amend or repeal any provision contained in this Amended and Restated Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon a stockholder herein are granted subject to this reservation.

     IN WITNESS WHEREOF, the corporation has caused this Amended and Restated Certificate to be signed by its duly authorized officers this 25th day of April, 1994.

                                       ALTERNATIVE RESOURCES
                                         CORPORATION


                                       By:  /s/ Larry Kane
                                            ------------------------------------
                                       Its: President
                                            ------------------------------------
Attest:

 /s/ Michael E. Harris
----------------------------------------
Secretary

                            CERTIFICATE OF AMENDMENT
                                       TO
                AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                        ALTERNATIVE RESOURCES CORPORATION

                                    *  *  *  *  *

     ALTERNATIVE RESOURCES CORPORATION, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Company"), DOES HEREBY CERTIFY THAT:

          FIRST: The Board of Directors of the Company approved and adopted the following resolution to amend its Amended and Restated Certificate of Incorporation declaring it advisable and recommended that the amendment be submitted to the stockholders for their consideration:

               RESOLVED, that the first paragraph of ARTICLE FOURTH of the Company's Amended and Restated Certificate of Incorporation be and hereby is amended to read in its entirety as follows:

                    FOURTH: The total number of shares of all classes of stock which the corporation shall have the authority to issue is 51,000,000 shares, consisting of (i) 50,000,000 shares of common stock, $0.01 par value per share ("Common Stock"), and (ii) 1,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Stock").

     SECOND: The amendment was duly adopted in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware by the affirmative vote of the holders of a majority of the outstanding shares of stock entitled to vote at a meeting of stockholders.

     IN WITNESS WHEREOF, ALTERNATIVE RESOURCES CORPORATION has caused this certificate to be signed by its Vice President, Chief Financial Officer, Secretary and Treasurer this 9th day of May, 1996.


                                       ALTERNATIVE RESOURCES CORPORATION


                                       By:  /s/ Bradley K. Lamers
                                          -------------------------------------
                                       Name:    Bradley K. Lamers
                                       Title:   Vice President, Chief Financial
                                                Officer, Secretary and
                                                Treasurer

                           CERTIFICATE OF DESIGNATIONS
                               OF PREFERRED STOCK

                                       of

                        ALTERNATIVE RESOURCES CORPORATION


     We, Raymond R. Hipp, Chairman of the Board of Directors and Steven Purcell, Secretary, of Alternative Resources Corporation, a corporation organized and existing under the Delaware General Corporation Law, in accordance with the provisions of Section 151(g) thereof, DO HEREBY CERTIFY:

     That pursuant to the authority conferred upon the Board of Directors by the Certificate of Incorporation, the Board of Directors on October 15, 1998, adopted, ratified and approved this Certificate of Designations the series of preferred stock designated herein.

     Section 1. Designation and Amount. The shares of the series of preferred stock shall be designated as "Junior Preferred Stock, Series A" (the "Preferred Stock") and the number of shares constituting the series shall be 200,000.

          Section 2.  Dividends and Distributions.

     (A) Subject to the prior and superior rights of the holders of any shares of any series of preferred stock ranking prior and superior to the shares of Preferred Stock with respect to dividends, the holders of shares of Preferred Stock, in preference to the holders of common stock, $.01 par value per share, of the Corporation (the "Common Stock") and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the 15th day of March, June, September and December in each year (each such date being a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $25.00 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issue of any share or fraction of a share of Preferred Stock. If the Corporation shall at any time on or after October 28, 1998 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision of combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each case the amount to which holders of shares of Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) The Corporation shall declare a dividend or distribution on the Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $25.00 per share on the Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

          Section 3. Voting Rights. The holders of shares of Preferred Stock shall have the following voting rights:

     (A) Subject to the provision for adjustment hereinafter set forth, each share of Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time on or after October 28, 1998 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event, and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) Except as otherwise provided herein or by law, the holders of shares of Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

     (C) Except as set forth herein, holders of Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

          Section 4. Certain Restrictions.

     (A) Whenever quarterly dividends or other dividends or distributions payable on the Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

               (i) declare or pay dividends on, or make any other distributions on, any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Preferred Stock;

               (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Preferred Stock, except dividends paid ratably on the Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

               (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) to the Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Preferred Stock; or

               (iv) purchase or otherwise acquire for consideration any shares of Preferred Stock, or any shares of stock ranking on a parity with the Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

     (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this
     Section 4, purchase or otherwise acquire such shares at such time and in such manner.

          Section 5. Reacquired Shares. Any shares of Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of preferred stock and may be reissued as part of a new series of preferred stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

          Section 6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (1) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Preferred Stock unless, prior thereto, the holders of shares of Preferred Stock shall have received $100.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of Common Stock, or (2) to the holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Preferred Stock, except distributions made ratably on the Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time on or after October 28, 1998 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Preferred Stock were entitled immediately prior to such event under the proviso in clause (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Preferred Stock then outstanding shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time on or after October 28, 1998 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          Section 8. No Redemption. The shares of Preferred Stock shall not be redeemable.

          Section 9. Amendment. The Certificate of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Preferred Stock so as to affect them adversely without the affirmative vote of the holders of two-thirds or more of the outstanding shares of Preferred Stock, voting together as a single class.

          IN WITNESS WHEREOF, we have executed and subscribed this Certificate and do affirm the foregoing as true under the penalties of perjury as of this 15th day of October, 1998.


                              /s/ Raymond R. Hipp
                              Raymond R. Hipp
                              Chairman of the Board of
                              Directors


 ATTEST:


 /s/ Steven Purcell
 Steven Purcell, Secretary