Form 10-Q
period 1999-03-31
ALTERNATIVE RESOURCES CORP
filed 1999-05-12
CIK 920521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission file number 0-23940


                        ALTERNATIVE RESOURCES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               38-2791069
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  100 Tri-State International, Suite 300, Lincolnshire, IL          60069
  --------------------------------------------------------      -------------
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

       15,751,524 shares of Common Stock outstanding as of April 30, 1999.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                     ASSETS

                                                                               December 31,            March 31,
                                                                                   1998                  1999
                                                                              ----------------     ------------------
Current assets:                                                                                       (Unaudited)
   Cash and cash equivalents                                                   $             2      $            657
   Trade accounts receivable, net of allowance for doubtful accounts                    69,347                68,885
   Prepaid expenses                                                                        512                   422
   Income taxes receivable                                                               6,373                 4,730
   Other receivables                                                                       128                   125
   Deferred income taxes                                                                 2,327                 2,327
                                                                              -----------------    ------------------
       Total current assets                                                             78,689                77,146
                                                                              -----------------    ------------------
Property and equipment:
   Office equipment                                                                     13,009                13,653
   Furniture and fixtures                                                                2,814                 2,849
   Software                                                                             11,011                13,056
   Leasehold improvements                                                                  831                   862
                                                                              -----------------    ------------------
                                                                                        27,665                30,420
   Less accumulated depreciation and amortization                                        9,595                10,728
                                                                              -----------------    ------------------
       Net property and equipment                                                       18,070                19,692
                                                                              -----------------    ------------------
Other assets:
   Goodwill,  net of amortization                                                       39,792                39,508
   Other assets                                                                          1,404                 1,438
                                                                              -----------------    ------------------
       Total other assets                                                               41,196                40,946
                                                                              -----------------    ------------------
Total assets                                                                   $       137,955     $         137,784
                                                                              =================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Cash overdraft                                                             $            --     $           3,375
    Accounts payable                                                                    12,513                10,491
    Payroll and related expenses                                                        13,179                15,243
    Accrued expenses                                                                     7,562                 7,674
                                                                              -----------------    ------------------
       Total current liabilities                                                        33,254                36,783
Long-term debt                                                                          47,000                42,000
Other liabilities                                                                        1,698                   182
Deferred income taxes                                                                    3,474                 3,474
                                                                              -----------------    ------------------
       Total liabilities                                                                85,426                82,439
                                                                              -----------------    ------------------
Stockholders' equity:
   Preferred Stock, $.01 par value, 1,000,000 shares authorized,                            --                    --
      none issued and outstanding
   Common Stock, $.01 par value, 50,000,000 shares authorized,
      15,957,498 and 16,015,841 shares issued at December 31, 1998                         160                   160
      and March 31, 1999, respectively
   Additional paid-in capital                                                           26,647                26,800
   Accumulated other comprehensive income (loss)                                           (11)                   16
   Retained earnings                                                                    28,826                31,462
                                                                              -----------------    ------------------
                                                                                        55,622                58,438
   Less: Treasury stock, at cost, 266,500 shares                                         3,093                 3,093
                                                                              -----------------    ------------------
       Total stockholders' equity                                                       52,529                55,345
                                                                              -----------------    ------------------
Total liabilities and stockholders' equity                                     $       137,955     $         137,784
                                                                              =================    ==================


           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                          Three Months
                                                                        Ended March 31,
                                                                 -------------------------------
                                                                     1998             1999
                                                                 --------------   --------------
                                                                          (Unaudited)
Revenue                                                                $82,829          $81,905

Cost of services                                                        55,167           54,431
                                                                 --------------   --------------
Gross profit                                                            27,662           27,474

Selling, general and administrative expenses                            22,769           22,309
                                                                 --------------   --------------
Income from operations                                                   4,893            5,165

Other expense, net                                                        (401)            (687)
                                                                 --------------   --------------
Income before income taxes                                               4,492            4,478

Income taxes                                                             1,798            1,842
                                                                 --------------   --------------

Net income                                                             $ 2,694          $ 2,636
                                                                 ==============   ==============

Net earnings per share:
     Basic                                                              $ 0.17          $  0.17
                                                                 ==============   ==============
     Diluted                                                            $ 0.17          $  0.17
                                                                 ==============   ==============

Shares used to compute
  earnings per share:
     Basic                                                              15,795           15,734
                                                                 ==============   ==============
     Diluted                                                            16,308           15,947
                                                                 ==============   ==============


           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                 Three Months
                                                                               Ended March 31,
                                                                        -------------------------------
                                                                            1998             1999
                                                                        -------------   ---------------
                                                                                 (Unaudited)
Net income                                                                   $ 2,694           $ 2,636

Other comprehensive income, net of tax:

Foreign currency translation adjustment                                            5                27
Unrealized holding gains on marketable securities:
      Unrealized holding gains arising
          during the period                                                       70                --
       Less reclassification adjustment for
          gains included in net income                                          (469)               --

                                                                        -------------   ---------------
   Comprehensive income                                                      $ 2,300           $ 2,663
                                                                        =============   ===============


           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                          ----------------------------------
                                                                                               1998               1999
                                                                                          ---------------    ---------------
                                                                                                    (Unaudited)
Cash flows from operating activities:
   Net income                                                                              $      2,694       $        2,636
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                             1,053                1,417
        Realized net gain on sale of securities                                                    (781)                  --
        Deferred income taxes                                                                      (160)                  --
        Provision for doubtful accounts                                                              71                   90
        Change in assets and liabilities:
            Trade accounts receivable                                                             6,079                  372
            Prepaid expenses                                                                       (490)                  90
            Other receivables                                                                       589                    3
            Other assets                                                                            539                  (34)
            Accounts payable                                                                     (4,082)              (2,022)
            Payroll and related expenses                                                         10,184                2,064
            Accrued expenses and other liabilities                                               (8,014)              (1,404)
            Income taxes                                                                            359                1,643
                                                                                          ---------------    ---------------
Net cash provided by operating activities                                                         8,041                4,855
                                                                                          ---------------    ---------------

Cash flows from investing activities:
   Purchases of property and equipment                                                           (2,463)              (2,755)
   Payments for acquisitions                                                                     (3,000)                  --
   Purchases of available-for-sale securities                                                      (327)                  --
   Redemption of available-for-sale securities                                                    8,884                   --
                                                                                          ---------------    ---------------
Net cash provided by (used in) investing activities                                               3,094               (2,755)
                                                                                          ---------------    ---------------

Cash flows from financing activities:
   Payments received on stock options exercised                                                   1,771                  198
   Proceeds from long-term debt                                                                   1,500                   --
   Payments on long-term debt                                                                        --               (5,000)
   Contributions to employee stock purchase plan                                                    (52)                 (45)
   Cash overdraft                                                                                    --                3,375
                                                                                          ---------------    ---------------
Net cash provided by (used in) financing activities                                               3,219               (1,472)
                                                                                          ---------------    ---------------

Effect of exchange rate changes on cash and cash equivalents                                          5                   27
                                                                                          ---------------    ---------------
Net increase in cash and cash equivalents                                                        14,359                  655
Cash and cash equivalents at beginning of period                                                    971                    2
                                                                                          ===============    ===============
Cash and cash equivalents at end of period                                                 $     15,330       $          657
                                                                                          ===============    ===============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                  $        452       $          982
   Cash paid for income taxes                                                                     1,199                  199



           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1998, included in the December 31, 1998 Form 10-K of Alternative Resources Corporation (the "Company").

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

             RECLASSIFICATIONS. Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

             SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1990 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Essentially all of the Company's revenue is generated from information technology services that offer the benefits of outsourcing, while allowing information services operations managers to retain strategic control of their operations.

      During the first quarter of 1999 the Company continued to adapt and adjust the new business model that was implemented in the last half of 1998. The new business model has been implemented to focus our sales forces efforts and control our operating costs. The Company continues to adapt its business to a more solutions-based model. This is being accomplished through the Company's technology management service offering. Under a technology management service arrangement, the Company may take over an entire portion of a client's IT operations, and make commitments to meet specific service levels. Management believes that technology management service revenue is an important measure of clients' confidence and willingness to engage the Company to provide more comprehensive IT staffing solutions.

      As of March 31, 1999, the Company had 52 offices in the United States and Canada, as compared to 56 offices at March 31, 1998. The decrease in the number of offices is the result of a consolidation of branches during the third quarter of 1998.

FIRST QUARTER FISCAL 1999 COMPARED TO FIRST QUARTER FISCAL 1998

      REVENUE. Revenue decreased by 1.1% from $82.8 million in the first quarter of 1998 to $81.9 million in the first quarter of 1999, primarily as a result of shedding unprofitable business inherited from the acquisition of CGI Systems, Inc. (CGI), which was acquired during the fourth quarter of 1997. The low margin business was identified in the first quarter of 1998 and eliminated during the second and third quarters of 1998.

      GROSS PROFIT. Gross profit decreased by 0.7% from $27.7 million in the first quarter of 1998 to $27.5 million in the first quarter of 1999. Gross margin increased from 33.4% of revenue in the first quarter of 1998 to 33.5% in the first quarter of 1999. The increase in gross margin was primarily due to shedding the lower margin business acquired from CGI.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $22.8 million in the first quarter of 1998 to $22.3 million in the first quarter of 1999. A portion of the decrease in selling, general and administrative expenses is the result of the restructuring of operations, which included branch consolidations and staff reductions, that were implemented in the third quarter of 1998. The charges included modifications to the Company's operating model that were designed to eliminate unnecessary costs and create a more efficient sales and delivery system for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased from $4.9 million in the first quarter of 1998 to $5.2 million in the first quarter of 1999. Operating margin increased from 5.9% in the first quarter of 1998 to 6.3% in the first quarter of 1999. The increase in operating margin resulted primarily by the savings from the restructuring of operations, which included branch consolidations and staff reductions,.

      OTHER EXPENSE. Other expense for the first quarter of 1998 consisted of interest expense of $1.2 million offset by net gains of $781,000 on the liquidation of investments as the Company converted its investment positions into cash. For the first quarter of 1999, other expense consisted of interest expense of $786,000 offset by $99,000 of interest income.

      PROVISION FOR INCOME TAXES. The Company's provision for income taxes was unchanged at $1.8 million in the first quarter of 1998 and 1999. The effective tax rate increased from 40.0% in the first quarter of 1998 to 41.1% in the first quarter of 1999. The amount of amortization of goodwill which is not tax deductible, caused the effective tax rate to change slightly.

      NET INCOME. The Company's net income decreased from $2.7 million in the first quarter of 1998, or 3.3% of total revenue, to $2.6 million in the first quarter of 1999, or 3.2% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

      During the first three months of 1999, cash flows generated from operations was $4.9 million resulting primarily from earnings, increased accrued payroll expenses, decreases in income tax receivables, partially offset by decreases in accounts payable and accrued expenses. Cash flows were used to make payments on long-term debt of $5.0 million and to make improvements to the Company's information systems infrastructure of approximately $2.8 million. Working capital decreased from $45.4 million at December 31, 1998, to $40.4 million at March 31, 1999 as cash provided by operations was used to repay a portion of long-term debt.

      On April 27, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding stock. Purchases may be made at the Company's option from time to time, subject to market conditions, in open market transactions at prevailing prices or through privately negotiated transactions.

      In connection with the acquisition of CGI, the Company established a $75.0 million, 3-year revolving line of credit that was used to finance the acquisition. Total borrowings under the line at March 31, 1999 were $42.0 million.

     The Company believes its cash balances, available credit facility and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months including funding requirements for the completion of its system replacement activities.

YEAR 2000 CONSIDERATIONS

INTERNAL ACCOUNTING AND FINANCIAL SYSTEMS

      During the process of replacing its information systems, the Company has also considered the Year 2000 compliance issue. One of the criteria used in selecting the hardware and software, which will replace the Company's existing systems, was that it had to be Year 2000 compliant. When completed, these systems will support the Company's entire business processing needs as well as all financial reporting needs. A portion of the replacement systems are currently installed and functioning, and management projects that the remainder will be installed and fully functional by mid-year 1999. Although the replacement of the Company's enterprise wide systems is being done for business purposes, it coincidentally addresses Year 2000 issues. As such, management believes that the Company will not incur significant additional expenditures, over and above the cost of installing the new systems, to address Year 2000 issues associated with the Company's internal systems. It is estimated that an additional $2 to $4 million will be expended in 1999 to complete the aforementioned replacement systems.

VENDORS, SUPPLIERS AND BUSINESS PARTNERS

      The Company's main "supplier" is its technical employees. As long as the Company has adequate internal resources in the form of systems infrastructure to staff and manage projects (See "Internal Accounting and Financial Systems" section above), management believes that there are no material Year 2000 issues associated with this group.

      The Company also purchases products and services from third parties and intends to seek written assurances from its material vendors and suppliers that there will be no interruption of service or acceptable product as a result of the Year 2000 issue. Based in part on the assurances received or not received, the Company intends to devise contingency plans to mitigate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of products or services. The Company cannot assure that any contingency plan will prevent product or service interruption by one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. It is planned that these relationships will be evaluated through all of 1999, and changes to the supply chain as are deemed by management to be appropriate and feasible will be made.

      The Company will be at risk from external infrastructure failures, including electrical power, telephone, and transportation, among others. Investigation and assessment of infrastructure is beyond the scope and resources of the Company. Among the risks arising from these sources are the Company's inability to conduct business in its offices or at client sites that lose electrical power or experience failure or elevator, security, HVAC or other building systems; downtime for billable personnel who are unable to travel to or from engagement locations if airline or other transportation providers cannot provide service; and disruption to the Company's business if telephone or cellular communication is unavailable.

CLIENTS

      In many instances the services that the Company provides to its clients are performed at the client's site, and require the use of the client's information systems. In the event that the Company's clients experience Year 2000 problems that impair or prevent access to clients' systems, the Company may be impaired in its ability to perform services at those client sites that experience such problems. The Company's technical employees might, therefore, generate less revenue during that period.

      At this time, the Company is not able to assess the ultimate risk to the Company with respect to potential Year 2000 issues of its clients. However, aside from its three largest clients, which account for an aggregate of approximately 40 percent of the Company's revenue, the

Company is not heavily dependent on any other single client. The Company has been monitoring, and will continue to monitor, all available public disclosures of its three largest clients in order to assess their progress in addressing their respective Year 2000 issues.

      The Company's efforts to assess and address Year 2000 issues associated with vendors, suppliers, business partners and clients are being accomplished using the Company's internal resources. At this time, management does not believe that the Company will incur material incremental costs in connection with this initiative. This cost assessment is dependent in large part upon the information received from these third parties. As such, the assessment of incremental costs associated with the Company's Year 2000 initiative will be updated throughout 1999.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instrument subject to such risks is the potential market value loss associated with derivative financial instruments and additional interest expense associated with floating-rate debt resulting from adverse changes in interest rates.

     The Company uses an interest rate swap agreement to reduce exposure to interest rate fluctuations on its debt. At March 31, 1999, the Company had an interest rate swap agreement that effectively converted a majority of its outstanding bank debt from floating interest rates to a fixed interest rate of 6.3%. This interest rate swap agreement covers $35.0 million notional amount of debt. At March 31, 1999, $42.0 million of debt was outstanding under its bank line of credit. Since the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on future interest expense for that portion of the debt. Therefore, there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap is the estimated amount, based upon discounted cash flows, the Company would pay or receive to terminate the swap agreement. At March 31, 1999, a 50 basis point decrease in interest rates would result in an approximate $800,000 increase in the current cost of $1.5 million to terminate the swap agreement.

     A portion of the Company's outstanding floating-rate debt, which totaled $7.0 million as of March 31, 1999, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the loan is outstanding would cause an increase in the amount of interest paid. Although the Company may pay down the loan prior to the expiration of the line of credit in November 2000, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR as of March 31, 1999, would increase by $70,000 the amount of annual interest paid on this portion of the debt and annualized interest expense recognized in the financial statements.

PART II - OTHER INFORMATION


ITEM 5. - OTHER INFORMATION

      Robert V. Carlson, the Company's Chief Operating Officer and a member of its Board of Directors, resigned effective May 10, 1999. Raymond R. Hipp, Chairman and Chief Executive Officer, will be assuming the responsibilities formerly held by Mr. Carlson.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit Number     Description
         --------------     -----------
             10             Executive Employment Agreement between Alternative
                            Resources Corporation and Robert Carlson dated
                            January 1, 1999

             27             Financial Data Schedule


         (b) The registrant was not required to file any reports on Form 8-K for the quarter.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ALTERNATIVE RESOURCES CORPORATION





Date:  May 12, 1999                 /s/  Steven Purcell
                                 -----------------------------------
                                 Steven Purcell
                                 Senior Vice President, Chief Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     ------------
  10                Executive Employment Agreement between Alternative Resources
                    Corporation and Robert Carlson dated January 1, 1999

  27                Financial Data Schedule
