Form 10-Q
period 1999-06-30
ALTERNATIVE RESOURCES CORP
filed 1999-08-16
CIK 920521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number 0-23940


                        ALTERNATIVE RESOURCES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             38-2791069
          --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

100 Tri-State International, Suite 300, Lincolnshire, IL               60069
--------------------------------------------------------              -------
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

       16,015,942 shares of Common Stock outstanding as of August 6, 1999.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               December 31,  June 30,
                                                                                   1998        1999
                                                                               ------------  -----------
                                     ASSETS
Current assets: .............................................................                (Unaudited)
   Cash and cash equivalents ................................................   $       2    $     928
   Trade accounts receivable, net of allowance for doubtful accounts ........      69,347       69,815
   Prepaid expenses .........................................................         512        1,220
   Income taxes receivable ..................................................       6,373        3,608
   Other receivables ........................................................         128          109
   Deferred income taxes ....................................................       2,327        2,327
                                                                                ---------    ---------
       Total current assets .................................................      78,689       78,007
                                                                                ---------    ---------
Property and equipment:
   Office equipment .........................................................      13,009       14,571
   Furniture and fixtures ...................................................       2,814        2,858
   Software .................................................................      11,011       15,168
   Leasehold improvements ...................................................         831          884
                                                                                ---------    ---------
                                                                                   27,665       33,481
   Less accumulated depreciation and amortization ...........................       9,595       12,110
                                                                                ---------    ---------
       Net property and equipment ...........................................      18,070       21,371
                                                                                ---------    ---------
Other assets:
   Goodwill,  net of amortization ...........................................      39,792       39,247
   Other assets .............................................................       1,404        1,438
                                                                                ---------    ---------
       Total other assets ...................................................      41,196       40,685
                                                                                ---------    ---------
Total assets ................................................................   $ 137,955    $ 140,063
                                                                                ---------    ---------
                                                                                ---------    ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Cash overdraft ..........................................................   $    --      $   2,706
    Accounts payable ........................................................      12,513       15,973
    Payroll and related expenses ............................................      13,179       14,928
    Accrued expenses ........................................................       7,562        6,440
                                                                                ---------    ---------
       Total current liabilities ............................................      33,254       40,047
Long-term debt ..............................................................      47,000       38,000
Other liabilities ...........................................................       1,698          170
Deferred income taxes .......................................................       3,474        3,474
                                                                                ---------    ---------
       Total liabilities ....................................................      85,426       81,691
                                                                                ---------    ---------
Stockholders' equity:
   Preferred Stock, $.01 par value, 1,000,000 shares authorized, ............        --           --
      none issued and outstanding
   Common Stock, $.01 par value, 50,000,000 shares authorized, 15,957,498 and
      16,015,942 shares issued at December 31, 1998
      and June 30, 1999, respectively .......................................         160          160
   Additional paid-in capital ...............................................      26,647       27,038
   Accumulated other comprehensive income (loss) ............................         (11)          24
   Retained earnings ........................................................      28,826       34,440
                                                                                ---------    ---------
                                                                                   55,622       61,662
   Less: Treasury stock, at cost, 266,500 and 300,000 shares at
      December 31, 1998 and June 30, 1999, respectively .....................       3,093        3,290
                                                                                ---------    ---------
       Total stockholders' equity ...........................................      52,529       58,372
                                                                                ---------    ---------
Total liabilities and stockholders' equity ..................................   $ 137,955    $ 140,063
                                                                                ---------    ---------
                                                                                ---------    ---------


           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                        Three Months                 Six Months
                                                       Ended June 30,               Ended June 30,
                                                 ------------------------      ------------------------
                                                   1998            1999          1998           1999
                                                 ---------      ---------      ---------      ---------
                                                        (Unaudited)                  (Unaudited)
Revenue ....................................     $  84,383      $  85,956      $ 167,212      $ 167,861
Cost of services ...........................        56,403         57,106        111,570        111,537
                                                 ---------      ---------      ---------      ---------
Gross profit ...............................        27,980         28,850         55,642         56,324
Selling, general and administrative expenses        22,195         23,137         44,964         45,446
                                                 ---------      ---------      ---------      ---------
Income from operations .....................         5,785          5,713         10,678         10,878
Other expense, net .........................        (1,140)          (707)        (1,541)        (1,394)
                                                 ---------      ---------      ---------      ---------
Income before income taxes .................         4,645          5,006          9,137          9,484
Income taxes ...............................         1,920          2,028          3,718          3,870
                                                 ---------      ---------      ---------      ---------

Net income .................................     $   2,725      $   2,978      $   5,419      $   5,614
                                                 ---------      ---------      ---------      ---------
                                                 ---------      ---------      ---------      ---------

Net earnings per share:
     Basic .................................     $    0.17      $    0.19      $    0.34      $    0.36
                                                 ---------      ---------      ---------      ---------
                                                 ---------      ---------      ---------      ---------
     Diluted ...............................     $    0.17      $    0.19      $    0.34      $    0.36
                                                 ---------      ---------      ---------      ---------
                                                 ---------      ---------      ---------      ---------

Shares used to compute earnings per share:
     Basic .................................        15,914         15,724         15,839         15,729
                                                 ---------      ---------      ---------      ---------
                                                 ---------      ---------      ---------      ---------
     Diluted ...............................        16,115         15,767         16,170         15,794
                                                 ---------      ---------      ---------      ---------
                                                 ---------      ---------      ---------      ---------




           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                 (In thousands)


                                                           Three Months             Six Months
                                                          Ended June 30,          Ended June 30,
                                                      ----------------------   ---------------------
                                                        1998         1999        1998         1999
                                                      ---------    ---------   ---------    --------
                                                            (Unaudited)             (Unaudited)

Net income .......................................     $ 2,725      $ 2,978     $ 5,419      $ 5,614

Other comprehensive income, net of tax:

Foreign currency translation adjustment ..........         (37)           8         (32)          35
Unrealized holding gains on marketable securities:
      Unrealized holding gains arising
          during the period ......................        --           --           382         --
       Less reclassification adjustment for
          gains included in net income ...........        --           --          (781)        --

                                                       -------      -------     -------      -------
   Comprehensive income ..........................     $ 2,688      $ 2,986     $ 4,988      $ 5,649
                                                       -------      -------     -------      -------
                                                       -------      -------     -------      -------


















           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        ------------------------
                                                                                           1998          1999
                                                                                        ----------    ----------
                                                                                                (Unaudited)
Cash flows from operating activities:
   Net income ......................................................................     $  5,419      $  5,614
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..............................................        1,982         3,060
        Realized net gain on sale of securities ....................................         (781)         --
        Deferred income taxes ......................................................           (4)         --
        Provision for doubtful accounts ............................................         (234)          180
        Change in assets and liabilities:
            Trade accounts receivable ..............................................       12,181          (648)
            Prepaid expenses .......................................................         (195)         (708)
            Other receivables ......................................................           69            19
            Other assets ...........................................................            1           (34)
            Accounts payable .......................................................       (4,408)        3,460
            Payroll and related expenses ...........................................        8,772         1,749
            Accrued expenses and other liabilities .................................       (7,247)       (2,650)
            Income taxes ...........................................................         (556)        2,765
                                                                                         --------      --------
Net cash provided by operating activities ..........................................       14,999        12,807
                                                                                         --------      --------

Cash flows from investing activities:
   Purchases of property and equipment .............................................       (6,057)       (5,816)
   Payments for acquisitions .......................................................       (4,970)         --
   Purchases of available-for-sale securities ......................................         (327)         --
   Redemption of available-for-sale securities .....................................        8,884          --
                                                                                         --------      --------
Net cash used in investing activities ..............................................       (2,470)       (5,816)
                                                                                         --------      --------

Cash flows from financing activities:
   Payments received on stock options exercised ....................................        2,516           490
   Proceeds from long-term debt ....................................................        1,500         3,000
   Payments on long-term debt ......................................................      (13,000)      (12,000)
   Repurchase of Common Stock ......................................................         --            (197)
   Payments to employee stock purchase plan ........................................         (103)          (99)
   Cash overdraft ..................................................................         --           2,706
                                                                                         --------      --------
Net cash used in financing activities ..............................................       (9,087)       (6,100)
                                                                                         --------      --------
Effect of exchange rate changes on cash and cash equivalents .......................          (32)           35
                                                                                         --------      --------

Net increase in cash and cash equivalents ..........................................        3,410           926
Cash and cash equivalents at beginning of period ...................................          971             2
                                                                                         --------      --------
Cash and cash equivalents at end of period .........................................     $  4,381      $    928
                                                                                         --------      --------
                                                                                         --------      --------
Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................................................     $  1,692      $  1,792
   Cash paid for income taxes ......................................................        4,452         3,123


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


3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and pursuant to the deferral of the effective date by the Financial Accounting Standards Board is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

4.   COMMITMENTS AND CONTINGENCIES

     On April 29, 1999, the Company entered into an agreement to lease new office space for its corporate offices. The new lease provides more square footage to accommodate future growth of the Company and carries a term of 10 years commencing on the earlier of completion of the agreed-upon build out or October 20, 1999 at a rental rate that is approximately $5 per square foot lower than the per square foot rate on the Company's existing office lease. The Company also entered into an agreement on April 29, 1999 to sublease its existing corporate office space. The sublease agreement has a term of 4 years at a rental rate that is approximately $3 per square foot less than what the Company is currently paying for the space. The sublease agreement is cancelable by the sublessee in the event the Company does not surrender possession of its existing office space by October 31, 1999. Upon the earlier of change of possession or October 31, 1999, any losses resulting from the sublease agreement will be recognized. Future minimum payments associated with the new lease agreement are approximately $1 million annually through expiration in 2009.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Essentially all of the Company's revenue is generated from information technology services that offer the benefits of outsourcing, while allowing information services operations managers to retain strategic control of their operations.

     During the first half of 1999 the Company continued to adapt and adjust the new business model that was implemented in the last half of 1998. The new business model has been implemented to focus our sales forces efforts and control our operating costs. The Company continues to adapt its business to a more solutions-based model. This is being accomplished through the Company's technology management service offering. Under a technology management service arrangement the Company may take over an entire portion of a client's IT operations and make commitments to meet specific service levels. Management believes that technology management service revenue is an important measure of clients' confidence and willingness to engage the Company to provide more comprehensive IT staffing solutions.

     As of June 30, 1999, the Company had 52 offices in the United States and Canada, as compared to 60 offices at June 30, 1998. The decrease in the number of offices is the result of a consolidation of branches during the third quarter of 1998.

SECOND QUARTER FISCAL 1999 COMPARED TO SECOND QUARTER FISCAL 1998

     REVENUE. Revenue increased by 1.9% from $84.4 million in the second quarter of 1998 to $86.0 million in the second quarter of 1999, primarily as a result of an increase in services hours provided, partially offset by the phasing out of approximately $4.4 million of unprofitable business inherited from the acquisition of CGI Systems, Inc. (CGI), which was acquired during the fourth quarter of 1997. The low margin business was identified in the first quarter of 1998 and eliminated during the second and third quarters of 1998.

     GROSS PROFIT. Gross profit increased by 3.1% from $28.0 million in the second quarter of 1998 to $28.9 million in the second quarter of 1999. Gross margin increased from 33.2% of revenue in the second quarter of 1998 to 33.6% in the second quarter of 1999. The increase in gross margin was primarily due to phasing the lower margin business acquired from CGI.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $22.2 million in the second quarter of 1998 to $23.1 million in the second quarter of 1999. The increase in selling, general and administrative expenses resulted primarily from the increased expenditures for marketing programs and the amortization of the capitalized new systems that have been implemented in the first and second quarters of 1999 partially offset by the savings incurred from the restructuring of operations, which included branch consolidations and staff reductions, that were implemented in the third quarter of 1998. The restructuring included modifications to the Company's operating model that were designed to eliminate unnecessary costs and create a more efficient sales and delivery system for the Company's services. Marketing expenditures were approximately $1 million higher in the second quarter of 1999 versus the second quarter of 1998 due to costs associated with the Company's efforts to productize its various service lines. The costs included expenses associated with designing and printing sales collateral as well as costs related to changing the Company's logo.

     INCOME FROM OPERATIONS. Income from operations decreased from $5.8 million in the second quarter of 1998 to $5.7 million in the second quarter of 1999. Operating margin decreased from 6.9% in the second quarter of 1998 to 6.6% in the second quarter of 1999. The decrease in operating margin resulted from the increased selling, general and administrative expenses detailed above.

     OTHER EXPENSE. Other expense for the second quarter of 1998 consisted of interest expense of $1.2 million offset by interest income of $105,000. For the second quarter of 1999, other expense consisted of interest expense of $812,000 offset by interest income of $105,000. The decrease in interest expense in the second quarter of 1999 is the result of the Company reducing its outstanding debt during the last year. Long-term debt decreased from $62.0 million at June 30, 1998 to $38.0 million at June 30, 1999.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $1.9 million in the second quarter of 1998 to $2.0 million in the second quarter of 1999. The effective tax rate decreased from 41.3% in the second quarter of 1998 to 40.5% in the second quarter of 1999. The amount of amortization of goodwill, which is not tax deductible, caused the effective tax rate to change slightly.

     NET INCOME. The Company's net income increased from $2.7 million in the second quarter of 1998, or 3.2% of total revenue, to $3.0 million in the second quarter of 1999, or 3.5% of total revenue.

FIRST SIX MONTHS FISCAL 1999 COMPARED TO FIRST SIX MONTHS FISCAL 1998

     REVENUE. Revenue increased by 0.4% from $167.2 million in the first six months of 1998 to $167.9 million in the first six months of 1999, primarily as a result of an increase in service hours provided, partially offset by the phasing out of approximately $9.0 million of unprofitable business inherited from the acquisition of CGI Systems, Inc. (CGI), which was acquired during the fourth quarter of 1997. The low margin business was identified in the first quarter of 1998 and eliminated during the second and third quarters of 1998.

     GROSS PROFIT. Gross profit increased by 1.2% from $55.6 million in the first six months of 1998 to $56.3 million in the first six months of 1999. Gross margin increased from 33.3% of revenue in the first six months of 1998 to 33.6% in the first six months of 1999. The increase in gross margin was primarily due to phasing out the lower margin business acquired from CGI.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $45.0 million in the first six months of 1998 to $45.4 million in the first six months of 1999. The increase in selling, general and administrative resulted from the increased expenditures for marketing programs and the amortization of the capitalized new systems that have been implemented in the first and second quarters of 1999 partially offset by the savings incurred from the restructuring of operations, which included branch consolidations and staff reductions, that were implemented in the third quarter of 1998. The restructuring included modifications to the Company's operating model that were designed to eliminate unnecessary costs and create a more efficient sales and delivery system for the Company's services. Marketing expenditures were higher in the second quarter of 1999 versus the second quarter of 1998 due to costs associated with the Company's efforts to productize its various service lines. The costs included expenses associated with designing and printing sales collateral as well as costs related to changing the Company's logo.


     INCOME FROM OPERATIONS. Income from operations increased from $10.7 million in the first six months of 1998 to $10.9 million in the first six months of 1999. Operating margin increased from 6.4% in the first six months of 1998 to 6.5% in the first six months of 1999. The increase in operating margin resulted primarily by the savings from the restructuring of operations, which included branch consolidations and staff reductions.

     OTHER EXPENSE. Other expense for the first six months of 1998 consisted of interest expense of $2.5 million offset by interest income of $203,000 and net gains of $781,000 on the liquidation of investments as the Company converted its investment positions into cash. For the first six months of 1999, other expense consisted of interest expense of $1.6 million offset by $204,000 of interest income. The decrease in interest expense in the second quarter of 1999 is the result of the Company reducing its outstanding debt during the last year. Long-term debt decreased from $62.0 million at June 30, 1998 to $38.0 million at June 30, 1999.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $3.7 million in the first six months of 1998 to $3.9 million in the first six months of 1999. The effective tax rate increased from 40.7% in the first six months of 1998 to 40.8% in the first six months of 1999. The amount of amortization of goodwill, which is not tax deductible, caused the effective tax rate to change slightly.

     NET INCOME. The Company's net income increased from $5.4 million in the first six months of 1998, or 3.2% of total revenue, to $5.6 million in the first six months of 1999, or 3.3% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1999, cash flows generated from operations was $12.8 million resulting primarily from earnings, increased accounts payable and accrued payroll expenses, decreases in income tax receivables, partially offset by decreases in accrued expenses. Cash flows were used to make net payments on long-term debt of $9.0 million and to make improvements to the Company's information systems infrastructure and fixed asset purchases aggregating approximately $5.8 million. Working capital decreased from $45.4 million at December 31, 1998, to $38.0 million at June 30, 1999 as cash provided by operations was used to repay a portion of long-term debt.

     On April 27, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding stock. Purchases may be made at the Company's option from time to time, subject to market conditions, in open market transactions at prevailing prices or through privately negotiated transactions. As of August 5, 1999, the Company has repurchased 100,000 shares under this program.

     In connection with the acquisition of CGI, the Company established a $75.0 million, 3-year revolving line of credit that was used to finance the acquisition. Total borrowings outstanding under the line at June 30, 1999 were $38.0 million.

     The Company believes its cash balances, available credit facility and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months including funding requirements for the completion of its system replacement activities.



YEAR 2000 CONSIDERATIONS

INTERNAL ACCOUNTING AND FINANCIAL SYSTEMS

     During the process of replacing its information systems, the Company has also considered the Year 2000 compliance issue. One of the criteria used in selecting the hardware and software, which will replace the Company's existing systems, was that it had to be Year 2000 compliant. When completed, these systems will support the Company's entire business processing needs as well as all financial reporting needs. A portion of the replacement systems are currently installed and functioning, and management projects that the remainder will be installed and fully functional by the end of the third quarter of 1999. Although the replacement of the Company's enterprise wide systems is being done for business purposes, it coincidentally addresses Year 2000 issues. As such, management believes that the Company will not incur significant additional expenditures, over and above the cost of installing the new systems, to address Year 2000 issues associated with the Company's internal systems. It is estimated that an additional $1 to $2 million will be expended in 1999 to complete the aforementioned replacement systems.

VENDORS, SUPPLIERS AND BUSINESS PARTNERS

     The Company's main "supplier" is its technical employees. As long as the Company has adequate internal resources in the form of systems infrastructure to staff and manage projects (See "Internal Accounting and Financial Systems" section above), management believes that there are no material Year 2000 issues associated with this group.

     The Company also purchases products and services from third parties and is in the process of receiving written assurances from its material vendors and suppliers that there will be no interruption of service or acceptable product as a result of the Year 2000 issue. Based in part on the assurances received or not received, the Company intends to devise contingency plans to mitigate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of products or services. The Company cannot assure that any contingency plan will prevent product or service interruption by one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. It is planned that these relationships will be evaluated through all of 1999, and changes to the supply chain as are deemed by management to be appropriate and feasible will be made.

     The Company will be at risk from external infrastructure failures, including electrical power, telephone, and transportation, among others. Investigation and assessment of infrastructure is beyond the scope and resources of the Company. Among the risks arising from these sources are the Company's inability to conduct business in its offices or at client sites that lose electrical power or experience failure of elevator, security, HVAC or other building systems; downtime for billable personnel who are unable to travel to or from engagement locations if airline or other transportation providers cannot provide service; and disruption to the Company's business if telephone or cellular communication is unavailable.

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

     The Company uses an interest rate swap agreement to reduce exposure to interest rate fluctuations on its debt. At June 30, 1999, the Company had an interest rate swap agreement that effectively converted a majority of its outstanding bank debt from floating interest rates to a fixed interest rate of 6.3%. This interest rate swap agreement covers $35.0 million notional amount of debt. At June 30, 1999, $38.0 million of debt was outstanding under its bank line of credit. Since the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on future interest expense for that portion of the debt. Therefore, there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap is the estimated amount, based upon discounted cash flows, the Company would pay or receive to terminate the swap agreement. At June 30, 1999, a 50 basis point decrease in interest rates would result in an approximate $488,000 increase in the current cost of $135,000 to terminate the swap agreement.

     A portion of the Company's outstanding floating-rate debt, which totaled $3.0 million as of June 30, 1999, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the loan is outstanding would cause an increase in the amount of interest paid. Although the Company may pay down the loan prior to the expiration of the line of credit in November 2000, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR as of June 30, 1999, would increase by $30,000 the amount of annual interest paid on this portion of the debt and annualized interest expense recognized in the financial statements.

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders of Alternatives Resources Corporation was held on May 20, 1999.

          (b) The individuals specified in (c) below were elected as directors at the meeting and the terms of office of George B. Cobbe, A. Donald Rully, Raymond R. Hipp, JoAnne Brandes, and Michael E. Harris as directors continued after the meeting.

          (c) Set forth below is the tabulation of the votes with respect to the election of Syd N. Heaton, Steve Purcell and Bruce R. Smith as Class II Directors.


                                                                      Withhold
               Director                        For                    Authority
               --------                        ---                    ---------
               Syd N. Heaton                11,833,408                1,693,705
               Steve Purcell                11,833,408                1,693,705
               Bruce R. Smith               11,833,408                1,693,705


               Set forth below is the tabulation of the votes on the motion to approve an amendment to the Company's Employee Stock Purchase Plan (the "Plan") increasing the number of shares of common stock authorized to be sold pursuant to the Plan from 300,000 to 600,000.

                                                                       Broker
                   For             Against             Abstain        Nonvotes
                   ---             -------             -------        --------
                11,604,901        1,879,168            43,044            0


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

               Exhibit Number            Description
               --------------            -----------
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



                             ALTERNATIVE RESOURCES CORPORATION





Date: August 16, 1999           /s/ Steven Purcell
                              -------------------------------------------
                              Steven Purcell
                              Senior Vice President, Chief Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------
 27                              Financial Data Schedule