Form 10-Q
period 1999-09-30
ALTERNATIVE RESOURCES CORP
filed 1999-11-15
CIK 920521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission file number 0-23940


                        ALTERNATIVE RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      38-2791069
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

  600 HART ROAD, SUITE 300, BARRINGTON, IL                       60010
(Address of principal executive offices)                      (Zip code)

                                 (847) 381-6701
              (Registrant's telephone number, including area code)

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

        16,015,942 shares of Common Stock outstanding as of November 5, 1999.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                     ASSETS


                                                                                December 31,         September 30,
                                                                                    1998                 1999
Current assets:                                                                                        (Unaudited)
   Cash and cash equivalents                                                         $       2         $     576
   Trade accounts receivable, net of allowance for doubtful accounts                    69,347            73,335
   Prepaid expenses                                                                        512             1,596
   Income taxes receivable                                                               6,373             5,654
   Other receivables                                                                       128               220
   Deferred income taxes                                                                 2,327             2,327
                                                                                     ---------         ---------
       Total current assets                                                             78,689            83,708
                                                                                     ---------         ---------
Property and equipment:
   Office equipment                                                                     13,009            11,527
   Furniture and fixtures                                                                2,814             1,596
   Software                                                                             11,011            15,995
   Leasehold improvements                                                                  831               503
                                                                                     ---------         ---------
                                                                                        27,665            29,621
   Less accumulated depreciation and amortization                                        9,595             8,329
                                                                                     ---------         ---------
       Net property and equipment                                                       18,070            21,292
                                                                                     ---------         ---------
Other assets:
   Goodwill,  net of amortization                                                       39,792            38,686
   Other assets                                                                          1,404             1,339
                                                                                     ---------         ---------
       Total other assets                                                               41,196            40,025
                                                                                     ---------         ---------
Total assets                                                                         $ 137,955         $ 145,025
                                                                                     ---------         ---------
                                                                                     ---------         ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Cash overdraft                                                                    $     --         $   3,616
    Accounts payable                                                                    12,513            10,680
    Payroll and related expenses                                                        13,179            13,292
    Accrued expenses                                                                     7,562             4,477
                                                                                     ---------         ---------
       Total current liabilities                                                        33,254            32,065
Long-term debt                                                                          47,000            52,000
Other liabilities                                                                        1,698               228
Deferred income taxes                                                                    3,474             3,474
                                                                                     ---------         ---------
       Total liabilities                                                                85,426            87,767
                                                                                     ---------         ---------
Stockholders' equity:
   Preferred Stock, $.01 par value, 1,000,000 shares authorized,                          --                --
      none issued and outstanding
   Common Stock, $.01 par value, 50,000,000 shares authorized, 15,957,498 and
      16,015,942 shares issued at December 31, 1998
      and September 30, 1999, respectively                                                 160               160
   Additional paid-in capital                                                           26,647            26,991
   Accumulated other comprehensive income (loss)                                           (11)               28
   Retained earnings                                                                    28,826            34,782
                                                                                     ---------         ---------
                                                                                        55,622            61,961
   Less: Treasury stock, at cost, 266,500 and 500,000 shares at
      December 31, 1998 and September 30, 1999, respectively                             3,093             4,703
                                                                                     ---------         ---------
       Total stockholders' equity                                                       52,529            57,258
                                                                                     ---------         ---------
Total liabilities and stockholders' equity                                           $ 137,955         $ 145,025
                                                                                     ---------         ---------
                                                                                     ---------         ---------

           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           Three Months                        Nine Months
                                                        Ended September 30,                Ended September 30,
                                                    ---------------------------         ---------------------------
                                                       1998              1999              1998             1999
                                                    ---------         ---------         ---------         ---------
                                                            (Unaudited)                        (Unaudited)
Revenue                                             $  85,116         $  84,171         $ 252,328         $ 252,032
Cost of services                                       56,697            58,902           168,267           170,439
                                                    ---------         ---------         ---------         ---------
Gross profit                                           28,419            25,269            84,061            81,593
Selling, general and administrative expenses           24,441            23,480            69,405            68,926
Restructuring and one-time charges                     29,610              --              29,610              --
                                                    ---------         ---------         ---------         ---------
Operating expenses                                     54,051            23,480            99,015            68,926
                                                    ---------         ---------         ---------         ---------
Income (loss) from operations                         (25,632)            1,789           (14,954)           12,667
Interest expense, net                                  (1,014)             (941)           (2,555)           (2,335)
Other expense, net                                       --                (119)             --                (119)
                                                    ---------         ---------         ---------         ---------
Income (loss) before income taxes                     (26,646)              729           (17,509)           10,213
Income taxes                                             (298)              387             3,420             4,257
                                                    ---------         ---------         ---------         ---------
Net income (loss)                                   $ (26,348)        $     342         $ (20,929)        $   5,956
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------
Net earnings (loss) per share:
     Basic                                          $   (1.67)        $    0.02         $   (1.33)        $    0.38
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------
     Diluted                                        $   (1.67)        $    0.02         $   (1.33)        $    0.38
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------
Shares used to compute earnings per share:
     Basic                                             15,817            15,599            15,694            15,685
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------
     Diluted                                           15,817            15,636            15,694            15,745
                                                    ---------         ---------         ---------         ---------
                                                    ---------         ---------         ---------         ---------



           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                 (In thousands)

                                                                Three Months                     Nine Months
                                                             Ended September 30,                Ended June 30,
                                                          -------------------------        -------------------------
                                                            1998            1999            1998             1999
                                                                 (Unaudited)                      (Unaudited)
                                                          --------         --------        --------         --------
Net income (loss)                                         $(26,348)        $    342        $(20,929)        $  5,956

Other comprehensive income, net of tax:

Foreign currency translation adjustment                        (45)               4             (77)              39
Unrealized holding gains on marketable securities:
      Unrealized holding gains arising
          during the period                                   --               --               382             --
       Less reclassification adjustment for
          gains included in net income                        --               --              (781)            --
                                                          --------         --------        --------         --------
   Comprehensive income                                   $(26,393)        $    346        $(21,405)        $  5,995
                                                          --------         --------        --------         --------
                                                          --------         --------        --------         --------




           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
                                                                             1998               1999
                                                                                (Unaudited)
                                                                            --------         --------
Cash flows from operating activities:
   Net income (loss)                                                        $(20,929)        $  5,956
   Adjustments to reconcile net income (loss)to net cash provided by
   (used in) operating activities:
        Depreciation and amortization                                          2,937            4,735
        Realized net gain on sale of securities                                 (781)            --
        Gain on sale of software business                                       --               (436)
        Loss on leased assets                                                   --                555
        Provision for doubtful accounts                                          341               20
        Impairment of goodwill                                                25,700             --
        Change in assets and liabilities:
            Trade accounts receivable                                         16,216           (4,008)
            Prepaid expenses                                                     741           (1,084)
            Other receivables                                                 (3,281)               8
            Other assets                                                          66                6
            Accounts payable                                                  (4,252)          (1,833)
            Payroll and related expenses                                       9,871              113
            Accrued expenses and other liabilities                            (4,527)          (4,757)
            Income taxes                                                        (505)             719
                                                                            --------         --------
Net cash provided by (used in) operating activities                           21,597               (6)
                                                                            --------         --------
Cash flows from investing activities:
   Purchases of property and equipment                                        (8,617)          (7,809)
   Payments for acquisitions                                                  (5,619)            --
   Proceeds from sale of software business                                      --              1,600
   Purchases of available-for-sale securities and notes receivable              (327)            (600)
   Redemption of available-for-sale securities                                 8,884             --
                                                                            --------         --------
Net cash used in investing activities                                         (5,679)          (6,809)
                                                                            --------         --------
Cash flows from financing activities:
   Payments received on stock options exercised                                2,519              490
   Proceeds from long-term debt                                                1,500           19,000
   Payments on long-term debt                                                (18,000)         (14,000)
   Repurchase of Common Stock                                                 (2,673)          (1,610)
   Payments to employee stock purchase plan                                     (155)            (146)
   Cash overdraft                                                               --              3,616
                                                                            --------         --------
Net cash provided by (used in) financing activities                          (16,809)           7,350
                                                                            --------         --------
Effect of exchange rate changes on cash and cash equivalents                     (77)              39
                                                                            --------         --------
Net increase (decrease) in cash and cash equivalents                            (968)             574
Cash and cash equivalents at beginning of period                                 971                2
                                                                            --------         --------
Cash and cash equivalents at end of period                                  $      3         $    576
                                                                            --------         --------
                                                                            --------         --------
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                   $  2,840         $  2,445
   Cash paid for income taxes                                                  5,586            5,559


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

      As of September 30, 1999, the Company had 52 offices in the United States and Canada, as compared to 54 offices at September 30, 1998. The decrease in the number of offices is the result of a consolidation of branches.

THIRD QUARTER FISCAL 1999 COMPARED TO THIRD QUARTER FISCAL 1998

      REVENUE. Revenue decreased by 1.1% from $85.1 million in the third quarter of 1998 to $84.2 million in the third quarter of 1999, primarily as a result of a 6% decrease in time and material revenue, partially offset by an 11% increase in Solutions revenue. The Company was also impacted by an industry wide decline in demand for IT services due to a reduction in expenditures in anticipation of the Year 2000. Included in the decrease in revenue for the third quarter was the impact of phasing out of unprofitable business inherited from the acquisition of CGI Systems, Inc. (CGI) and business associated with the acquisition of Writers, Inc. that was not pursued for strategic reasons. The low margin business from CGI was identified in the first quarter of 1998 and eliminated during the second and third quarters of 1998. The combination of revenue from such businesses that was phased out for profitability or strategic reasons amounted to $2.4 million in the third quarter of 1998.

      GROSS PROFIT. Gross profit decreased by 11.1% from $28.4 million in the third quarter of 1998 to $25.3 million in the third quarter of 1999. Gross margin decreased from 33.4% of revenue in the third quarter of 1998 to 30.0% in the third quarter of 1999. The decrease in gross margin was primarily due to the added wages and training expenses for several new contracts with a major client. These agreements required us to hire and train technicians prior to having the service calls turned over to the Company. The process of turning over the service calls has been taking place as the Company demonstrates its ability to deliver the required service levels. The front-end investment in wages and training expenses totaled $1.8 million for the third quarter of 1999.

     OPERATING EXPENSES. Operating expenses decreased from $54.1 million in the third quarter of 1998 to $23.5 million in the third quarter of 1999. A significant portion of the decrease is due to a charge of $29.6 million taken during the third quarter of 1998 for restructuring and other one-time charges (as discussed below under "Restructuring and Other One-time Charges"). Excluding the restructuring and other one-time charges, selling, general and administrative expenses decreased from $24.4 million or 28.7% of revenue in the third quarter of 1998 to $23.5 million or 27.9% of revenue in the third quarter of 1999. The decrease in selling, general and administrative expenses resulted primarily from the savings realized from the restructuring of operations, which included branch consolidations and staff reductions, that were implemented in the third quarter of 1998. The decrease in selling, general and administrative expenses was partially offset by increased expenditures for marketing programs and the amortization of the capitalized new IT systems that have been implemented in the first and second quarters of 1999. The restructuring included modifications to the Company's operating model that were designed to eliminate unnecessary costs and create a more efficient sales and delivery system for the Company's services. The full benefit of the restructuring and one-time charges were not realized in the third quarter of 1998. Marketing expenditures were approximately $700,000 higher in the third quarter of 1999 versus the third quarter of 1998 due to costs associated with the Company's efforts to productize its various service lines.

         RESTRUCTURING AND OTHER ONE-TIME CHARGES. The Company incurred a one-time charge totaling $29.6 million during the third quarter of 1998. The charge, which is reflected in operating expenses, consisted primarily of a write-off of goodwill which was the result of an impairment review that was performed in accordance with the guidelines set forth under Statement of Financial Accounting Standards SFAS No. 121. The goodwill was originally generated in conjunction with the acquisitions of CGI and Writers Inc. The writedown of goodwill represented $25.7 million of the $29.6 million charge.

         The balance of the one-time charge represented costs of $1.9 million related to the recent management changes and expenses totaling $2.0 million associated with staff reductions and optimizing the Company's operating model. The costs associated with the recent management changes consisted of severance pay, relocation and other related expenses. The expenses associated with staff reductions and optimization of the Company's operating model consisted of severance pay and occupancy costs in connection with a consolidation of branches.

     INCOME (LOSS) FROM OPERATIONS. Income from operations increased from a loss of $25.6 million or (30.1%) of revenue in the third quarter of 1998 to $1.8 million or 2.1% of revenue in the third quarter of 1999. Excluding the restructuring and one-time charges, income from operations decreased from $4.0 million or 4.7% of revenue in the third quarter of 1998 to $1.8 million or 2.1% of revenue in the third quarter of 1999. The decrease in operating margin resulted from the decrease in gross margin partially offset by the decrease in selling, general and administrative expenses detailed above.

      INTEREST EXPENSE. Interest expense, net, decreased from $1.0 million in the third quarter of 1998 to $941,000 in the third quarter of 1999. The decrease in interest expense from the third quarter of 1998 to the third quarter of 1999 is the result of the Company reducing its outstanding debt. Long-term debt decreased from $57.0 million at September 30, 1998 to $52.0 million at September 30, 1999.

       OTHER EXPENSE. During the quarter, the Company moved its corporate office to consolidate several locations and to provide additional space to establish an off-site helpdesk function for its customers. A non-cash charge of $555,000 was recorded in connection with the sublease of its former corporate office space which represented the difference between the Company's lease payment and the sublease income over the life of the agreements. The new corporate lease provides additional space at a lower cost per square foot than the former lease. In addition, the Company sold a small software-related component of the business that was acquired as a part of the CGI acquisition for a gain of $436,000.

         PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from a benefit of $298,000 in the third quarter of 1998 to $387,000 in the third quarter of 1999. Excluding the tax effect associated with the restructuring and one-time charges taken in 1998, the provision for income taxes decreased from $1.2 million, or an effective tax rate of 40.1%, in the third quarter of 1998 to $387,000, or an effective tax rate of 53.0%, in the third quarter of 1999. The increase in the effective tax rate in the third quarter of 1999 was due to effect of the nondeductible goodwill amortization expense. Excluding the impact of goodwill, the third quarter of 1999 effective tax rate was 39.1%.

      NET INCOME (LOSS). The Company's net income increased from a loss of $26.3 million in the third quarter of 1998, or (31.0%) of total revenue, to $342,000 in the third quarter of 1999, or 0.4% of total revenue. Excluding the restructuring and other one-time charges, net income decreased from $1.8 million in the third quarter of 1998, or 2.1% of revenue, to $342,000 in the third quarter of 1999, or 0.4% of total revenue.

FIRST NINE MONTHS FISCAL 1999 COMPARED TO FIRST NINE MONTHS FISCAL 1998

      REVENUE. Revenue decreased by 0.1% from $252.3 million in the first nine months of 1998 to $252.0 million in the first nine months of 1999, primarily as a result of 2% decrease in time and material revenue, offset by a 5% increase in Solutions revenue. The Company was also impacted by an industry wide decline in demand for IT services due to a reduction in expenditures in anticipation of the Year 2000. Included in the decrease in revenue for the first nine months was the impact of phasing out of unprofitable business inherited from the acquisition of CGI Systems, Inc.
(CGI) and business associated with the acquisition of Writers, Inc. that was not pursued. The low margin business from CGI was identified in the first quarter of 1998 and eliminated during the second and third quarters of 1998. The combination of revenue from such businesses that was phased out for profitability or strategic reasons amounted to $12.2 million during the first nine months of 1999.

      GROSS PROFIT. Gross profit decreased by 2.9% from $84.1 million in the first nine months of 1998 to $81.6 million in the first nine months of 1999. Gross margin decreased from 33.3% of revenue in the first nine months of 1998 to 32.4% in the first nine months of 1999. The decrease in gross margin was primarily due to the added wages and training expenses for several new contracts with a major client that began during the third quarter of 1999. These agreements required us to hire and train technicians prior to having the services calls turned over to the Company. The process of turning over the service calls has been taking place as the Company demonstrates its ability to deliver the required service levels. The front-end investment in wages and training expenses totaled $1.8 million for the third quarter of 1999.

     OPERATING EXPENSES. Operating expenses decreased from $99.0 million in the first nine months of 1998 to $68.9 million in the first nine months of 1999. A significant portion of the decrease is due to a charge of $29.6 million taken during the third quarter of 1998 for restructuring and other one-time charges (as discussed below under "Restructuring and Other One-time Charges"). Excluding the restructuring and other one-time charges, selling, general and administrative expenses decreased from $69.4 million or 27.5% of revenue in the first nine months of 1998 to $68.9 million or 27.3% of revenue in the first nine months of 1999. The decrease in selling, general and administrative expenses resulted primarily the savings realized from the restructuring of operations, which included branch consolidations and staff reductions, that were implemented in the third quarter of 1998. The decrease in selling, general and administrative expenses was partially offset by increased expenditures for marketing programs and the amortization of the capitalized new IT systems that have been implemented in the first and second quarters of 1999. The restructuring included modifications to the Company's operating model that were designed to eliminate unnecessary costs and create a more efficient sales and delivery system for the Company's services. The full benefit of the restructuring and one-time charges were not realized in the third quarter of 1998. Marketing expenditures were higher in the first nine months of 1999 versus the first nine months of 1998 due to costs associated with the Company's efforts to productize its various service lines. The costs included expenses associated with designing and printing sales collateral as well as costs related to changing the Company's logo.

         RESTRUCTURING AND OTHER ONE-TIME CHARGES. The Company incurred a one-time charge totaling $29.6 million during the third quarter of 1998. The charge, which is reflected in operating expenses, consisted primarily of a write-off of goodwill which was the result of an impairment review that was performed in accordance with the guidelines set forth under Statement of Financial Accounting Standards SFAS No. 121. The goodwill was originally generated in conjunction with the acquisitions of CGI and Writers Inc. The writedown of goodwill represented $25.7 million of the $29.6 million charge.

         The balance of the one-time charge represented costs of $1.9 million related to the recent management changes and expenses totaling $2.0 million associated with staff reductions and optimizing the Company's operating model. The costs associated with the recent management changes consisted of severance pay, relocation and other related expenses. The expenses associated with staff reductions and optimization of the Company's operating model consisted of severance pay and occupancy costs in connection with a consolidation of branches.

     INCOME (LOSS) FROM OPERATIONS. Income from operations increased from a loss of $15.0 million or (5.9%) of revenue in the first nine months of 1998 to $12.7 million or 5.0% of revenue in the first nine months of 1999. Excluding the restructuring and one-time charges, income from operations decreased from $14.7 million or 5.8% of revenue in the first nine months of 1998 to $12.7 million or 5.0% of revenue in the first nine months of 1999. The decrease in operating margin resulted from the decrease in gross margin partially offset by the decrease in selling, general and administrative expenses detailed above under Operating Expenses.

      INTEREST EXPENSE. Interest expense, net, decreased from $2.6 million in the first nine months of 1998 to $2.3 million in the first nine months of 1999. The decrease in interest expense from the first nine months of 1998 to the first nine months of 1999 is the result of the Company reducing its outstanding debt. Long-term debt decreased from $57.0 million at September 30, 1998 to $52.0 million at September 30, 1999.

      OTHER EXPENSE. During the third quarter, the Company moved its corporate office to consolidate several locations and to provide additional space to establish an off-site helpdesk function for its customers. A non-cash charge of $555,000 was recorded in connection with the sublease of its former corporate office space which represented the difference between the Company's lease payment and the sublease income over the life of the agreements. The new corporate lease provides additional space at a lower cost per square foot than the former lease. In addition, the Company sold a small software-related component of the business that was acquired as a part of the CGI acquisition for a gain of $436,000.

      PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased from $3.4 million, on a pre-tax loss of $17.5 million in the first nine months of 1998 to $4.3 million, or an effective rate of 41.7% in the first nine months of 1999. The amortization of goodwill and write-off of goodwill, which is not tax deductible, caused the effective tax rate to change.

      NET INCOME (LOSS). The Company's net income increased from a loss of $20.9 million in the first nine months of 1998, or (8.3)% of total revenue, to $6.0 million in the first nine months of 1999, or 2.4% of total revenue. Excluding the restructuring and other one-time charges, net income decreased from $7.2 million in the first nine months of 1998, or 2.9% of revenue, to $6.0 million in the first nine months of 1999, or 2.4% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 1999, cash flows used by operations were $6,000 resulting primarily from decreased accounts payable and accrued expenses and increases in accounts receivable and prepaid expenses, partially offset by earnings, depreciation and amortization. Cash flows were used to make improvements to the Company's information systems infrastructure and for other fixed asset purchases aggregating approximately $7.8 million and to purchase treasury shares of $1.6 million. The Company's long-term debt increased $5.0 million during the first nine months of 1999. On September 30, 1999, the Company borrowed $5.0 million to fund two payrolls on that date. Working capital increased from $45.4 million at December 31, 1998, to $51.6 million at September 30, 1999.

      On April 27, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding stock. Purchases may be made at the Company's option from time to time, subject to market conditions, in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 1999, the Company had repurchased 200,000 shares under this program. In addition, the Company holds 300,000 shares of treasury stock purchased under a previous repurchase program.

      In connection with the acquisition of CGI, the Company established a $75.0 million, 3-year revolving line of credit that was used to finance the acquisition. Total borrowings outstanding under the line at September 30, 1999 were $52.0 million.

     The Company believes its cash balances, available credit facility and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

YEAR 2000 CONSIDERATIONS

INTERNAL ACCOUNTING AND FINANCIAL SYSTEMS

      During the recently completed process of replacing its information systems, the Company has addressed the Year 2000 compliance issue. One of the criteria used in selecting the hardware and software, which replaced the Company's existing systems, was that it had to be Year 2000 compliant. These systems support the Company's entire business processing needs as well as all financial reporting needs. Although the replacement of the Company's enterprise wide systems was done for business purposes, it simultaneously addressed the Year 2000 compliance issues. As such, management believes that the Company will not incur significant additional expenditures, over and above the cost of installing the new systems, to address Year 2000 issues associated with the Company's internal systems. The Company believes that its internal accounting and financial systems are Year 2000 compliant.

VENDORS, SUPPLIERS AND BUSINESS PARTNERS

      The Company's main "supplier" is its technical employees. As long as the Company has adequate internal resources in the form of systems infrastructure to staff and manage projects (See "Internal Accounting and Financial Systems" section above), management believes that there are no material Year 2000 issues associated with this group.

      The Company also purchases products and services from third parties and has received written assurances from its material vendors and suppliers that in their opinion there will be no interruption of service or acceptable product as a result of the Year 2000 issue for the products and services they supply. Based in part on the assurances received or not received, the Company has devised and is documenting contingency plans to mitigate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of products or services. The Company cannot assure that any contingency plan will prevent product or service interruption by one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. It is planned that these relationships will be evaluated through all of 1999, and changes to the supply chain as are deemed by management to be appropriate and feasible will be made.

      The Company will be at risk from external infrastructure failures, including electrical power, telephone, and transportation, among others. Investigation and assessment of infrastructure is beyond the scope and resources of the Company. Among the risks arising from these sources are the Company's inability to conduct business in its offices or at client sites that lose electrical power or experience failure of elevator, security, HVAC or other building systems; downtime for billable personnel who are unable to travel to or from engagement locations if airline or other transportation providers cannot provide service; and disruption to the Company's business if telephone or cellular communication is unavailable. As part of its contingency planning effort, the Company has prepared plans to support its critical business activities at other of its offices that may not be affected by an infrastructure failure.

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

     The Company uses an interest rate swap agreement to reduce exposure to interest rate fluctuations on its debt. At September 30, 1999, the Company had an interest rate swap agreement that effectively converted a majority of its outstanding bank debt from floating interest rates to a fixed interest rate of 6.3%. This interest rate swap agreement covers $35.0 million notional amount of debt. At September 30, 1999, $52.0 million of debt was outstanding under its bank line of credit. Since the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on future interest expense for that portion of the debt. Therefore, there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap is the estimated amount, based upon discounted cash flows, the Company would pay or receive to terminate the swap agreement. At September 30, 1999, a 50 basis point decrease in interest rates would result in an approximate $600,000 increase in the cost to terminate the swap agreement which currently can be terminated at no cost.

     A portion of the Company's outstanding floating-rate debt, which totaled $17.0 million as of September 30, 1999, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the loan is outstanding would cause an increase in the amount of interest paid. Although the Company may pay down the loan prior to the expiration of the line of credit in November 2000, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR as of September 30, 1999, would increase by $170,000 the amount of annual interest paid on this portion of the debt and annualized interest expense recognized in the financial statements.

PART II - OTHER INFORMATION


ITEM 5. - OTHER INFORMATION


Subsequent Events: As part of its October 26, 1999, earnings announcement and related teleconference, the Company announced that it will be reengineering its existing sales and delivery model during the fourth quarter of 1999. The sales model will be realigned to focus on driving revenue growth from the sales team. The delivery model will take advantage of streamlining our operations and obtaining economies of scale with our newly implemented enterprise wide IT systems. The efficiencies are expected to reduce the costs required to provide our services. The reengineering plan was not finalized as of the date of this filing. The announcement of the final plan will be provided in a subsequent 8-K filing.

David Nolan joined the Company on July 1, 1999 in the newly created position of President of Field Operations. Mr. Nolan brings to the Company extensive sales, marketing and business development experience from IBM, Comdisco and, most recently, Lucent Technologies.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

         EXHIBIT NUMBER            DESCRIPTION

             10.1                 Executive Employment Agreement
                                  Between Alternative
                                  Resources Corporation and David Nolan
                                  Dated July 1, 1999.
             10.2                 Stock Option Agreement Between Alternative
                                  Resources Corporation and David Nolan
                                  Dated July 23, 1999.
             27                   Financial Data Schedule



         (b) The registrant was not required to file any reports on Form 8-K for the quarter.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALTERNATIVE RESOURCES CORPORATION





Date: November 14, 1999                /s/  Steven Purcell
                                      ----------------------
                                      Steven Purcell
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number                              Description

    10.1                         Executive Employment Agreement Between
                                 Alternative Resources Corporation and
                                 David Nolan Dated July 1, 1999.
    10.2                         Stock Option Agreement Between Alternative
                                 Resources Corporation and David Nolan
                                 Dated July 23, 1999.
    27                           Financial Data Schedule