Form 10-K405
period 1999-12-31
ALTERNATIVE RESOURCES CORP
filed 2000-03-30
CIK 920521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ____________________ to
     ___________________

Commission file number:    0-23940
                           -------

                         ALTERNATIVE RESOURCES CORPORATION
                         ---------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                             38-2791069
          ---------------------------             -------------------------
          (State or other jurisdiction of              (IRS Employer
           incorporation or organization)            Identification No.)

             600 Hart Road, Suite 300
               Barrington, Illinois                       60010
          ---------------------------             -------------------------
       (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code: (847) 381-6701

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates of A.R.C, March 27, 2000 (based upon an estimate that 96.02% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock on the Nasdaq National Market) on that date was approximately $45,214,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to these requirements and registrant is not bound by this determination for any other purpose.

As of March 27, 2000, 15,534,940 shares of the registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:

  Certain portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 (Part II).

  Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 1999 (Part III).

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Alternative Resources Corporation-Registered Trademark- ("A.R.C" or the Company"), through its subsidiaries, is a leading provider of information technology (IT) management and staffing services. The Company's clients consist principally of Fortune 1000 companies and mid-sized companies with sizable and complex IT operations. The Company serves its clients through a network of offices located in the United States and Canada.

     The Company was formed in March 1988 and began providing information technology staffing services in April 1988. The Company's initial public offering of securities was in May 1994.

MAJOR DEVELOPMENTS IN 1999

The Company's 1999 operating results were significantly impacted by several major items. First and foremost, the Company reorganized its field structure from a branch-based model to a model organized by the functional areas of sales, recruiting and service delivery. The new model is a natural extension of the changes announced in the 1998 restructuring and is designed to sell, recruit for and deliver the Company's services much more effectively and efficiently. As part of this process, administrative functions that were previously attended to in the branch structure have now been centralized where they can be processed in a more efficient manner. In addition, with this new model many of the field sales and delivery functions will require less office space than required under the old model. In connection with the new model, the Company incurred a restructuring and other charges of $5.2 million, most of which relates to lease costs associated with vacating offices as the Company downsizes its office space requirements, severance costs associated with the elimination of certain positions and a write-off of excess fixed assets which is also related to the downsizing of office space. These charges are more fully explained in the "Management Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements", incorporated by reference to this form 10-K.

The primary objective of reorganizing the Company's field structure was to change from a decentralized model, with a branch focus to one managed by function. Under the former model, the sales, recruiting and delivery functions were managed to the needs and priorities of each particular metropolitan market with very little consideration given to business opportunities in other markets. Now, the sales, recruiting and delivery functions are managed functionally without regard to the geographic barriers.

The sales function is now managed on a regional basis and allows the Company to reach into markets that were previously ignored. In addition to greater penetration into more local markets, each account manager has been assigned to one of three business tiers which will allow them to gain expertise in selling focused services that are unique to their particular tier. The three business tiers are:

         Business Partners -  which includes the Company's large
                              national accounts.

         Select Accounts -    which consists of accounts with the
                              potential for more than $1 million in annual revenue.

         General Market -     which represents hundreds of companies
                              outside the Fortune 1000.

The recruiting function is now managed out of three regional centers in Chicago, Philadelphia and Denver. These regional operations are supplemented by a large network of field recruiters operating in local markets. By centralizing and managing the recruiting function on a regional basis, the Company is able to achieve economies of scale that were not available in the previous branch model. These benefits include a greater level of recruiting specialization and stability and more effective coverage across all markets.

The reorganization has also benefited the Company's delivery function. Under the old model, the branch staff was responsible for various administrative functions like order processing, credit and invoice processing. These functions have been removed from the field responsibility and centralized at the Company's corporate headquarters. This has allowed the employees responsible for service delivery to focus on their primary responsibility which is assigning and managing the Company's technical consultants at client sites. The centralization of administrative functions has also provided the Company with more efficient and accurate processing that is associated with economies of scale.

While these changes are significant, it is important to note that the Company's services and its approach to selling, recruiting and service delivery have remained relatively intact. The primary change has been how the functions are managed. Instead of all three functions being managed at a local level under the direction of a branch manager, they are now managed regionally with greater focus on their functional objectives. The increased focus is made possible through the removal of administrative duties and through a management structure that now places a vice-president over each function.

In addition to the restructuring and other charges, the Company's 1999 operating results have been impacted by a $2.2 million adjustment to revenue in the fourth quarter as a result of a negotiated resolution of an audit by one of its major clients. The audit covered the three year period from calendar 1997 through 1999. The adjustment resulted from a difference in interpretation of pricing provisions in the master services contract for certain skill categories. In addition to the resolution of the issue, the companies have agreed on the pricing terms going forward and have implemented a business strategy to reduce the Company's overall costs to administer the account.

A.R.C SERVICES

     During the past four years, A.R.C has evolved from a pure IT staffing company into a solutions-based provider of IT services. The Company's IT staffing and solutions services are now sold under the names A.R.C Staffing Management Services and A.R.C Technology Management Solutions, respectively. A.R.C's service offerings are designed to provide its clients with flexibility and expertise to address their IT execution needs whether for managed delivery of a help desk, data center or network administration; developing applications to support business processes; deploying technology across an enterprise; or providing qualified, motivated technical consultants for short or long term engagements.

A.R.C Staffing Management Services, enable clients to adapt their organizations to changing business or technology needs without adding to fixed costs or making long term commitments to staff. Client staffing needs are fulfilled in two major categories:

- Operations - including help desk, desktop support, database administration, LAN/WAN/telecommunications, and data center operations.

- Applications - including mainframe/midrange, client server desktop, Internet/Intranet, database/data warehousing and packaged applications.

A.R.C Staffing Management Services have been offered since the Company's inception in 1988.

A.R.C Technology Management Solutions provide management and delivery of infrastructure development and maintenance expertise, offering managed solutions and best practices methodologies. A.R.C Technology Management Services assist clients in integrating the resources, processes and systems for the design, deployment, operation and support of the clients key IT assets. Technology Management Services are delivered in three primary functional areas:

     -    User Support Services
     -    Technology Deployment Services, and
     -    Infrastructure Management Services.

The vast majority of the traditional staffing business is invoiced on an hourly basis. However, under A.R.C Technology Management Services arrangements, the Company typically utilizes alternative invoicing arrangements. Such arrangements may include fixed price arrangements or per unit billing. An example of a per unit billing arrangement would be a price per call on a help desk operation.

A.R.C APPROACH

     The Company has developed a customized approach to the project assignment process that it believes results in a high degree of client and technical consultant satisfaction, repeat business from clients and a high level of technical consultant retention. The Company believes a superior project assignment entails developing a comprehensive understanding of clients' needs, matching clients' needs with requisite skills on a timely basis, and monitoring performance throughout the project. However, the Company believes that the professional and interpersonal skills required to interact with clients and interpret and communicate their needs differ greatly from those required to manage the recruitment and project assignment of technical consultants. Under the A.R.C approach, project responsibilities are shared between account managers, recruiters and client staffing managers.

Account managers focus principally on building and fostering relationships with clients, understanding the client's organization and assessing the client's needs, and proposing tailored staffing solutions. Recruiters focus principally on recruiting and establishing relationships with technical personnel, assessing their technical and interpersonal skills and selecting appropriate technical personnel for a project. Client staffing managers assist in the selection of appropriate technical personnel for a project as well as monitor and motivate technical consultants on a project. This separation of responsibilities allows account managers, recruiters and client staffing managers to meet the needs of their respective constituencies while working together to enhance the prospects of a superior project assignment.

    As mentioned earlier, account managers are assigned to one of three business tiers. The business tiers are organized by company size. This allows each account manager to develop a degree of specialization and insight that is unique to the targeted companies within their tier. Account managers are responsible for selling all of the Company's services into their tier. The Company maintains a Technology Management support staff which is primarily located at its headquarters in Barrington, Illinois to assist account managers in selling and delivering ARC Technology Management Solutions. In many instances, the sale and delivery of Technology Management Solutions projects requires a greater level of technical knowledge than a prototypical account manager possesses.

RECRUITING OF TECHNICAL PERSONNEL

     As the leading edge of technology continues to outpace the availability of leading edge skills, the recruitment and retention of technical personnel represents an expanding challenge. To recruit qualified technical personnel, the Company places newspaper advertisements, maintains a presence at local technical college(s) and obtains referrals from its technical employees and clients. The Company has also expanded its use of the internet as a recruiting tool. In addition to recruiting technical personnel through its web site (www.arcnow.com), ARC has entered into a partnership with techies.com, a leading internet job exchange. The partnership adds a new channel to the Company's online recruiting efforts by providing access to the most up-to-date databases of eligible, prospective technology professionals across the country.

     Prospective technical consultants are required to complete an extensive questionnaire regarding skill levels, experience, education and availability, and to provide references. Recruiters maintain an active database of qualified technical personnel along with their related skill levels and availability. This database is the primary tool used to match qualified technical skills to client requests.

     Client staffing managers oversee technical personnel once they are assigned to a client. The responsibilities include answering employment-related questions, addressing unique client requirements such as training, drug testing, etc. and handling any travel needs that are associated with the project. In order to retain a qualified workforce, the Company devotes considerable time and resources towards serving the needs of its technical consultants. All technical consultants receive a competitive hourly wage determined by the Company and are eligible to participate in the Company's 401(k) plan, employee stock purchase plan and earn bonuses based on referrals of technical personnel. The Company also provides technical consultants access to computer-based training programs. Technical consultants also receive a benefits package that allows them to select from a variety of benefit options, including comprehensive group medical insurance, vision and dental insurance, long-term disability insurance and group life insurance. The Company believes that its comprehensive benefits and training programs encourage technical consultants' loyalty and commitment.

OPERATIONS

     The Company operates through a network of offices located in the United States and Canada. The Company's principal executive offices are located in Barrington, Illinois.

CLIENTS

     The Company's clients consist principally of Fortune 1000 companies and mid-sized organizations with sizable and complex IT operations. The IT requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional projects. During 1999, the Company provided technical staffing solutions to a wide variety of entities including computer services companies, systems integrators, telecommunications companies, banking and financial services entities, manufacturers, distributors, health care providers and utilities. The Company's computer services and systems integrator clients often subcontract A.R.C's services to their own customers. In 1999, the Company's largest clients, IBM and

Hewlett Packard accounted for approximately 15% and 14% of the Company's total revenue, respectively.

     A.R.C will typically provide discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume and the opportunity to sell its higher margin, value added services, such as its Technology Management Solutions.

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

     The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients' requirements, timely assignment of technical consultants with appropriate skills and the price of services. The Company is dependent upon its ability to continue to attract and retain technical personnel who possess the technical skills and experience necessary to meet the IT servicing requirements of its clients. The principal competitive factors in attracting qualified technical personnel are schedule flexibility, the availability of training, competitive benefits and compensation, as well as the availability, quality and variety of projects. The Company believes that many of the technical personnel included in its databases may also be pursuing other employment opportunities. Therefore, the Company believes that responsiveness to the needs of technical personnel is an important factor in the Company's ability to fill projects.

SEASONALITY

     The Company's quarterly results are affected by employment taxes. In general, the first two quarters of the year carry a significant portion of payroll tax expense. As employees reach annual payroll limits, usually in the third and fourth quarters, the Company's payroll tax expense is reduced.

EMPLOYEES

     At December 31, 1999, the Company employed 550 staff employees and approximately 3,600 technical employees. During all of 1999, the Company employed more than 10,000 technical employees.

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

In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

- The Company's ability to attract and retain qualified information technology professionals

- The Company's ability to recruit, train, integrate and retain qualified sales directors, account managers, recruiters and client staffing managers

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

-    The ability to successfully enter new geographic markets

-    The Company's overall ability to manage its growth

-    The effect of changes in general economic conditions

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                       AGE        POSITION
----                       ---        --------
Raymond R. Hipp            57         Chairman of the Board, President and
                                      Chief Executive Officer
David Nolan                41         President of Field Operations
Steven Purcell             49         Senior Vice President, Chief
                                      Financial Officer, Secretary
                                      and Treasurer

Sharon A. McKinney         53         Senior Vice President - Human Resources
J. Lawrence Winkelman      50         Vice President and Chief Information Officer
Bradley K. Lamers          42         Vice President - Finance

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

Mr. David Nolan joined the Company in July 1999. As President of Field Operations, Mr. Nolan has responsibility for all ARC staffing and technology management sales and operations. Prior to joining ARC, he held executive level sales, marketing, business development and product operations positions with IBM, Comdisco, and, most recently, Lucent Technologies. At Comdisco, Mr. Nolan held senior marketing and general management positions serving as president of Comdisco's Disaster Recovery Services Division and, later, executive vice president of marketing for Comdisco, Inc.

Mr. Steven Purcell joined the Company in August 1998 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. In May 1999, Mr. Purcell was elected to the Board of Directors. Prior to that he was chief financial officer for American Business Information a provider of business and consumer data and data processing services. From 1991 to 1996 he served as vice president - finance, chief financial officer and treasurer, of Micro Warehouse, a direct marketer of hardware, software and accessories. From 1985 to 1991, he worked for Electrocomponents, PLC a London-based distributor of electrical products, serving as chief executive officer for its Misco, Inc. subsidiary and, prior to that, as vice president - finance for Electrocomponents, Inc., the U.S. holding company. From 1978 to 1985, he held positions in finance and accounting with

Hubbell Incorporated, a manufacturer of electrical products, with the most recent being division controller at the Hubbell Lighting Division. From 1975 to 1978, he was a senior accountant for Price Waterhouse & Company.

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

Mr. Bradley K. Lamers joined the Company in March 1995 as Director of Finance and Controller. He was promoted to Vice President in July 1995. From November 1988 to March 1995, Mr. Lamers served as a division controller for Rogers Foods, Inc., a wholly owned subsidiary of Universal Foods Corporation. During the three years prior to November 1988, Mr. Lamers held various financial management positions at the Corporate headquarters of Universal Foods Corporation. From 1979 to 1985, he was a manager at Ernst and Young.

ITEM 2.  PROPERTIES

     The Company's principal executive office is currently located in approximately 48,000 square feet of office space in Barrington, Illinois, pursuant to a lease agreement that expires in October 2009. The Company leases office space in major markets across the United States and Canada for all of its sales and recruiting facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, under the caption "Stockholder Information," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, under the caption "Five Year Summary of Selected Financial Data," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Comprehensive Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report," which information is set forth in Exhibit 13 to this Form 10-K and is hereby incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     a.   Directors of the Company

          The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

     b.   Executive Officers of the Company

          Reference is made to "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000, under the captions "Executive Compensation," "Board of Directors," and "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

            MANAGEMENT

     The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

     The following financial statements of Alternative Resources Corporation, included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 are included in Part II, Item 8:

          (i)   Consolidated Balance Sheets - as of December 31, 1999 and 1998;

          (ii) Consolidated Statements of Operations - years ended December 31, 1999, 1998, and 1997;

          (iii) Consolidated Statements of Comprehensive Income - years ended December 31, 1999, 1998, and 1997;

          (iv) Consolidated Statements of Changes in Stockholders' Equity years ended December 31, 1999, 1998, and 1997;

          (v) Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998, and 1997;

          (vi)  Notes to Consolidated Financial Statements; and

          (vii) Independent Auditors' Report from KPMG LLP.

     (2)  FINANCIAL STATEMENT SCHEDULES

          (i)   Independent Auditors' Report from KPMG LLP.

          (ii)  Schedule II - Valuation and Qualifying Accounts.

     (3)  EXHIBITS

          3.1 Amended and Restated Certificate of Incorporation, as amended. Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1998. (File No. 0-23940)

          3.2  Amended and Restated By-Laws. Incorporated herein by reference to
               Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1996. (File No. 0-23940)

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

          10.4 Executive Employment Agreement between Alternative Resources Corporation and Raymond R. Hipp dated July 23, 1998. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

          10.5 Executive Employment Agreement between Alternative Resources Corporation and Steven Purcell dated August 1, 1998. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

          10.6 Stock Option Agreement between Alternative Resources Corporation and Raymond R. Hipp dated July 23, 1998. Incorporated herein by reference to the Exhibit 10.8 to the Company's Form 10-K for the period ended December 31, 1999. (File No. 0-23940).

          10.7 Stock Option Agreement between Alternative Resources Corporation and Steven Purcell dated August 3, 1998. Incorporated herein by reference to the Exhibit 10.9 to the Company's Form 10-K for the period ended December 31, 1999. (File No. 0-23940).

          10.8 Executive Employment Agreement between Alternative Resources Corporation and David Nolan dated July 1, 1999. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1999. (File No. 0-23940).

          10.9 Stock Option Agreement between Alternative Resources Corporation and David Nolan dated July 1, 1999. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 1999. (File No. 0-23940).

          13   Certain portions of the 1999 Annual Report to Stockholders

          21   Subsidiaries of Alternative Resources Corporation

          23   Consent of KPMG LLP

          27   Financial Data Schedule

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 1999.

(c)  EXHIBITS

     The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

(d)  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 14(a)(2) herein.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                         ALTERNATIVE RESOURCES CORPORATION

                         By  /s/ Raymond R. Hipp
                             ------------------------
                         Raymond R. Hipp, Chairman of the Board, President
                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

     SIGNATURE                               TITLE
     ---------                               -----
/s/ Raymond R. Hipp             Chairman of the Board, President and Chief
-----------------------         Executive Officer (Principle Executive
 Raymond R. Hipp                Officer)


/s/ Steven Purcell              Senior Vice President, Chief Financial
-----------------------         Officer, Secretary, Treasurer and Director
    Steven Purcell              (Principal Financial Officer)


/s/ Bradley K. Lamers           Vice President - Finance
-----------------------
    Bradley K. Lamers


/s/ Joanne Brandes              Director
-----------------------
    Joanne Brandes


/s/ George B. Cobbe             Director
-----------------------
    George B. Cobbe


/s/ Syd N. Heaton               Director
-----------------------
    Syd N. Heaton


/s/ A. Donald Rully             Director
-----------------------
    A. Donald Rully


/s/ Bruce R. Smith              Director
-----------------------
    Bruce R. Smith

                         ALTERNATIVE RESOURCES CORPORATION

                                    SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         Additions
                                                  -------------------------
                                   Balance at     Charged to     Charged to                    Balance
                                   Beginning      Costs and      Other                         at End
Description                        of Year        Expenses       Accounts       Deductions     of Year
-----------                        ---------      --------       --------       ----------     -------
1999
Allowance for doubtful accounts       $1,704             80            -              262       1,522

1998
Allowance for doubtful accounts          662          1,426            -              384       1,704

1997
Allowance for doubtful accounts          528            318            -              184         662

                            INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Alternative Resources Corporation:

Under date of March 24, 2000, we reported on the consolidated balance sheets of Alternative Resources Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2)(ii). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Chicago, Illinois
March 24, 2000

                                  EXHIBIT INDEX

Exhibit
Number                      Description
------                      -----------
3.1       Amended and Restated Certificate of Incorporation, as amended.
          Incorporated herein by reference to Exhibit 3.1 to the Company's Form
          10-K for the year ended December 31, 1998. (File No. 0-23940)

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

10.4      Executive Employment Agreement between Alternative Resources
          Corporation and Raymond R. Hipp dated July 23, 1998. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

10.5      Executive Employment Agreement between Alternative Resources
          Corporation and Steven Purcell dated August 1, 1998. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

10.6      Stock Option Agreement between Alternative Resources Corporation and
          Raymond R. Hipp dated July 23, 1998. Incorporated herein by reference to the Exhibit 10.8 to the Company's Form 10-K for the period ended December 31, 1999. (File No. 0-23940).

10.7      Stock Option Agreement between Alternative Resources Corporation and

          Steven Purcell dated August 3, 1998. Incorporated herein by reference to the Exhibit 10.9 to the Company's Form 10-K for the period ended December 31, 1999. (File No. 0-23940).

10.8      Executive Employment Agreement between Alternative Resources
          Corporation and David Nolan dated July 1, 1999. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form
          10-Q for the period ended September 30, 1999. (File No. 0-23940).

10.9 Stock Option Agreement between Alternative Resources Corporation and David Nolan dated July 1, 1999. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 1999. (File No. 0-23940).

13        Certain portions of 1999 Annual Report to Stockholders

21        Subsidiaries of Alternative Resources Corporation

23        Consent of KPMG LLP

27        Financial Data Schedule