Form 10-Q
period 2000-03-31
ALTERNATIVE RESOURCES CORP
filed 2000-05-15
CIK 920521

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 0-23940

ALTERNATIVE RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-2791069 (I.R.S. Employer Identification No.)
600 Hart Road, Suite 300, Barrington, IL (Address of principal executive offices)	60010 (Zip code)

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

15,534,940 shares of Common Stock outstanding as of May 5, 2000.

PART I—FINANCIAL INFORMATION
Item 1.—Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 1999	March 31, 2000
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$374	$491
Trade accounts receivable, net of allowance for doubtful accounts	71,797	63,835
Prepaid expenses	886	1,971
Income taxes receivable	9,969	7,430
Other receivables	421	320
Deferred income taxes	534	534

Total current assets	83,981	74,581

Property and equipment:
Office equipment	11,086	11,122
Furniture and fixtures	1,935	1,902
Software	16,740	17,344
Leasehold improvements	1,474	1,495

	31,235	31,863
Less accumulated depreciation and amortization	(8,319)	(9,923)

Net property and equipment	22,916	21,940

Other assets:
Goodwill, net of amortization	38,432	38,178
Other assets	1,193	2,098

Total other assets	39,625	40,276

Total assets	$146,522	$136,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$4,422	$6,776
Short-term debt	52,000	52,000
Accounts payable	12,726	8,927
Payroll and related expenses	14,724	12,490
Accrued expenses	8,954	5,550

Total current liabilities	92,826	85,743
Other liabilities	455	305
Deferred income taxes	2,391	2,391

Total liabilities	95,672	88,439

Stockholders' equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 16,015,942 and 16,034,940 shares issued at December 31, 1999 and March 31, 2000, respectively	160	160
Additional paid-in capital	27,000	27,016
Accumulated other comprehensive income (loss)	12	12
Retained earnings	28,381	25,873

	55,553	53,061
Less: Treasury stock, at cost, 500,000 shares at December 31, 1999 and March 31, 2000	(4,703)	(4,703)

Total stockholders' equity	50,850	48,358

Total liabilities and stockholders' equity	$146,522	$136,797

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	1999	2000
	(Unaudited)
Revenue	$81,905	$70,520
Cost of services	54,431	51,782

Gross profit	27,474	18,738
Selling, general and administrative expenses	22,309	21,758

Income (loss) from operations	5,165	(3,020)
Other expense, net	(687)	(1,029)

Income (loss) before income taxes	4,478	(4,049)
Income taxes	1,842	(1,541)

Net income (loss)	$2,636	$(2,508)

Net earnings (loss) per share:
Basic	$0.17	$(0.16)

Diluted	$0.17	$(0.16)

Shares used to compute earnings (loss) per share:
Basic	15,734	15,521

Diluted	15,947	15,521

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	1999	2000
	(Unaudited)
Net income (loss)	$2,636	$(2,508)
Other comprehensive income (loss):
Foreign currency translation adjustment	27	—

Comprehensive income (loss)	$2,663	$(2,508)

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	1999	2000
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,636	$(2,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,417	1,858
Provision for doubtful accounts	90	—
Change in assets and liabilities:
Trade accounts receivable	372	7,962
Prepaid expenses	90	(1,085)
Other receivables	3	101
Other assets	(34)	(905)
Accounts payable	(2,022)	(3,799)
Payroll and related expenses	2,064	(2,234)
Accrued expenses and other liabilities	(1,404)	(3,554)
Income taxes	1,643	2,539

Net cash provided by (used in) operating activities	4,855	(1,625)

Cash flows from investing activities:
Purchases of property and equipment	(2,755)	(628)

Net cash used in investing activities	(2,755)	(628)

Cash flows from financing activities:
Payments received on stock options exercised	198	51
Payments on long-term debt	(5,000)	—
Contributions to employee stock purchase plan	(45)	(35)
Cash overdraft	3,375	2,354

Net cash provided by (used in) financing activities	(1,472)	2,370

Effect of exchange rate changes on cash and cash equivalents	27	—

Net increase in cash and cash equivalents	655	117
Cash and cash equivalents at beginning of period	2	374

Cash and cash equivalents at end of period	$657	$491

Supplemental disclosures of cash flow information:
Cash paid for interest	$982	$1,040
Cash paid for income taxes	199	30

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1999, included in the December 31, 1999 Form 10-K of Alternative Resources Corporation (the "Company").

2. Summary of Significant Accounting Policies

    Computation of Earnings per Share.  Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised vested stock options using the treasury stock method.

3. Recently Issued Accounting Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and, pursuant to the deferral of the effective date by the Financial Accounting Standards Board, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

4. Restructuring Charge—1999

    During the fourth quarter of 1999, the Company incurred a $4.2 million restructuring charge representing real estate and severance costs associated with re-engineering the Company's sales, recruiting and delivery models. This action was a natural extension of the changes announced in 1998, which were designed to optimize the existing branch field model, and entails a comprehensive shift to a model organized along the functional lines of sales, recruiting and delivery. The new model is expected to be more efficient in terms of meeting the demands of the Company's clients at a lower cost.

    The primary components of the restructuring charge can be summarized as follows:

In thousands	Total Initial Reserve	1999 Cash Payments	Balance at December 31, 1999	2000 Cash Payments	Balance at March 31, 2000
Real estate costs	$3,538	$(30)	$3,508	$(287)	$3,221
Severance	630	(416)	214	(184)	30

Total	$4,168	$(446)	$3,722	$(471)	$3,251

    The portion of the charge related to real estate costs, which totaled $3.5 million, relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company will be able to relocate from most of its existing leased office space to smaller office space that will require 60% less square footage than what is currently used. The costs associated with this charge relate primarily to the present value of ongoing lease obligations for vacated offices net of anticipated sublease income. A portion of the charge also relates to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices. Most of the Company's office locations were targeted for relocation. As of March 31, 2000, the relocation process was initiated on all targeted office locations with approximately 50% completed. Most of the remaining office relocations are projected to be completed during the second quarter of 2000.

    The $0.6 million severance charge relates to head-count reductions associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 in the fourth quarter of 1999 and 37 in the first quarter of 2000, and 2 employees are scheduled to be terminated in the second quarter of 2000. The largest group of positions eliminated was branch administrators with the remainder of positions being a mix of employees across the Company. The majority of the unpaid restructuring reserve as of March 31, 2000 relates to future lease obligations which will be paid over the next 5 years.

5.  Restructuring Charge—1998

    The 1998 restructuring charge consists of expenses associated with reorganizing the Company's management structure as well as expenses related to a restructuring of the Company's operating model. Of the $3.9 million restructuring charge, $1.9 million represents severance pay and other employment-related expenses connected with reorganizing the management structure. The remaining $2.0 million of the restructuring charge represents costs associated primarily with staff reductions and consolidation of sales offices as management implemented a plan to reduce operating costs and optimize the Company's operating model.

    The primary components of the restructuring charge can be summarized as follows:

In thousands	Total Initial Reserve	1998 Cash Payments	Balance at December 31, 1998	1999 Cash Payments	Balance at December 31, 1999	2000 Cash Payments	Balance at March 31, 2000
MANAGEMENT CHANGES:
Severence	$1,372	$(1,272)	$100	$(100)	$—	$—	$—
Other employment-related expenses	685	(547)	138	(88)	50	—	50

Total charges related to management changes	2,057	(1,819)	238	(188)	50	—	50
OPERATING MODEL CHANGES:
Severence	1,209	(793)	416	(399)	17	(17)	—
Office consolidation	644	(305)	339	(157)	182	(8)	174

Total charges related to operating model changes	1,853	(1,098)	755	(556)	199	(25)	174

Total	$3,910	$(2,917)	$993	$(744)	$249	$(25)	$224

    The Company's plan to reduce operating costs and optimize the business model consisted of the elimination of certain programs and positions that were not considered strategic to the business. In addition, the Company closed six sales offices and consolidated their operations with other offices in order to gain operating efficiencies. In conjunction with these activities, 43 positions which consisted of management and staff primarily related to non-strategic functional areas were eliminated. Most of the expense associated with office consolidation relates to ongoing lease obligations for these unused locations, net of sublease income. The unpaid restructuring reserve as of March 31, 2000, relates to lease obligations and other employment-related expenses, most of which should be paid in 2000.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Essentially all of the Company's revenue is generated from information technology services that offer the benefits of outsourcing, while allowing information services operations managers to retain strategic control of their operations.

RESTRUCTURING CHARGE—1999

    The Company recorded a restructuring charge, which totaled $4.1 million, in the fourth quarter of 1999. This restructuring charge represents real estate and severance costs associated with re-engineering the Company's sales, recruiting and delivery models. This action was a natural extension of the restructuring announced in 1998, which was designed to optimize the existing branch field model, and entails a comprehensive shift to a model organized along the functional lines of sales, recruiting and delivery. The new model is expected to be more efficient in terms of meeting the demands of the Company's clients at a lower cost.

    A majority of the $4.2 million restructuring charge relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company will be able to relocate from most of its existing leased office space to smaller office space that will require 60% less square footage than what is currently used. The net impact will lower the Company's annual fixed occupancy costs by approximately $1.8 million without a loss in geographic coverage or functionality of workspace. Of the $4.1 million restructuring charge, $3.5 million represents the present value of ongoing lease obligations for vacated offices, net of anticipated sublease income, as well as estimated broker commissions and leasehold improvement costs necessary to sublease vacated offices. As of March 31, 2000, the relocation process was initiated on all targeted office locations with approximately 50% completed. Most of the remaining office relocations are projected to be completed during the second quarter of 2000.

    The remaining $0.6 million of the $4.2 million restructuring charge relates to severance costs associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 in the fourth quarter of 1999 and 37 in the first quarter of 2000, and 2 employees are scheduled to be terminated in the second quarter of 2000. Management estimates that the 1999 restructuring plan will result in savings in selling, general and administrative expenses of approximately $8.0 million annually.

RESTRUCTURING CHARGE—1998

    The Company recorded a restructuring charge, which totaled $3.9 million, in the third quarter of 1998. The restructuring charge consists of expenses associated with reorganizing the Company's management structure as well as expenses related to a restructuring of the Company's operating model. Of the $3.9 million restructuring charge, $1.9 million represents severance pay and other employment-related expenses connected with reorganizing the management structure. The remaining $2.0 million of the restructuring charge represents costs associated primarily with staff reductions and consolidation of sales offices as management implemented a plan to reduce operating costs and optimize the Company's operating model.

First Quarter Fiscal 2000 Compared to First Quarter Fiscal 1999

    Revenue.  Revenue decreased by 13.9% from $81.9 million in the first quarter of 1999 to $70.5 million in the first quarter of 2000, primarily as a result of a 14.7% decrease in staff augmentation revenue and an 11.9% decrease in Technology Management Solutions revenue. Revenue in the first quarter of 1999 included $1.6 million from the Pacbase consulting business, which was sold in September, 1999. The Pacbase consulting business, which was acquired in 1997 as part of the CGI Systems, Inc. acquisition, focused on supporting a specific software product which was not considered strategic to the Company's business. Excluding the Pacbase revenue, the Technology Management

Solutions revenue decreased 5.7% in the first quarter of 2000. The decline in revenues were reflective of an industry wide softness in demand which started in the latter half of 1999 and carried over into the first part of 2000.

    Gross Profit.  Gross profit decreased by 31.8% from $27.5 million in the first quarter of 1999 to $18.7 million in the first quarter of 2000. The decrease in gross profit was primarily due to the lower revenue in the first quarter of 2000 as compared to the first quarter of 1999. Gross margin decreased from 33.5% of revenue in the first quarter of 1999 to 26.6% in the first quarter of 2000. The decrease in gross margin was due primarily to lower gross margin on a major project and increased benefits expense for Technical Consultants. The decrease in gross margin on the large project was primarily due to under utilization of technical resources caused by changes in processes at both the client and within the Company. The changes, which occurred in the latter half of 1999, have been the focus of management and the client in the first quarter of 2000. Management believes that the adjustments that have been implemented near the end of the first quarter of 2000 should return the project to historical levels of profitability by the end of the second quarter of 2000.

    The increase in benefits expense resulted from changes in the Technical Consultants' benefits plan near the end of the first quarter of 1999. The changes, which increased benefits coverage for Technical Consultants, were partially offset by the elimination of one of the Company's formal education incentive programs which was accounted for as part of the Company's selling, general and administrative expenses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased from $22.3 million in the first quarter of 1999 to $21.8 million in the first quarter of 2000. The decrease in selling, general and administrative expenses resulted primarily from the savings realized from the restructuring of operations, which included re-engineering the Company's sales, recruiting and delivery models. The restructuring of operations was designed to optimize the Company's previous branch-based model by making a comprehensive shift to a model organized along the functional lines of sales, recruiting and delivery. The savings resulted in lower compensation and occupancy expenses. The decrease in selling, general and administrative expenses was partially offset by increased expenditures for additional training for the Company's sales directors and account managers and the amortization of new IT systems that were capitalized in 1999.

    Income (Loss) from Operations.  Income from operations decreased from $5.2 million or 6.3% of revenue in the first quarter of 1999 to a loss of $3.0 million or (4.3%) of revenue in the first quarter of 2000. The loss from operations resulted primarily from the decrease in gross profit partially offset by the decrease in selling, general and administrative expenses detailed above.

    Interest Expense.  Interest expense, net, increased from $0.7 million in the first quarter of 1999 to $1.0 million in the first quarter of 2000. The increase in interest expense from the first quarter of 1999 to the first quarter of 2000 is primarily the result of an increase in debt levels from an average of $47.0 million in the first quarter of 1999 to an average of $52.0 million in the first quarter of 2000.

    Provision for Income Taxes.  The Company's provision for income taxes decreased from $1.8 million in the first quarter of 1999 to a benefit of $1.5 million in the first quarter of 2000. The effective tax rate decreased slightly from 41.1% in the first quarter of 1999 to 38.1% in the first quarter of 2000. The amount of amortization of goodwill, which is not tax deductible, caused the change in effective tax rates.

    Net Income (Loss).  The Company's net income decreased from $2.6 million in the first quarter of 1999, or 3.2% of total revenue, to a loss of $2.5 million in the first quarter of 2000, or (3.6%) of total revenue.

Liquidity and Capital Resources

    During the first three months of 2000, cash flows used by operations were $1.6 million resulting primarily from decreased accounts payable, accrued payroll expenses and accrued expenses, an increase in prepaid expenses and a net loss, partially offset by decreased accounts receivables, income tax refund and depreciation and amortization.

    As of December 31, 1999 and March 31, 2000, the total borrowings under the line of credit were $52.0 million and $52.0 million, respectively. During the first quarter, the Company and the lending syndicate have executed an amendment to the line of credit. The impact of the amendment was to increase the maximum interest rate by up to approximately 138 basis points and reduce the borrowing limit subject to pledged accounts receivable as collateral in consideration for modification of certain loan covenants. Current liabilities exceeded current assets by $8.8 million and $11.2 million at December 31, 1999 and March 31, 2000, respectively. Current liabilities include $52.0 million of outstanding borrowings against its line of credit which has a maturity date of December 31, 2000. The Company is currently renegotiating the terms of its line of credit including the extention of the maturity date.

    The Company believes its cash balances, available line of credit and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

YEAR 2000 UPDATE

    The Year 2000 (Y2K) issue resulted from certain computer programs using two digits rather than four to define the applicable year. The Y2K issue did not impact the Company's internal systems because the Company began the process of replacing its enterprise-wide systems in 1997 to address its business needs and completed the process in 1999. The replacement systems were Y2K compliant. The Company did not incur significant additional expenditures over and above the cost of installing the new systems to address Y2K issues.

    In addition to the replacement of its systems, the Company had developed a plan (the Plan) and devoted internal resources with appropriate senior management support to identify and correct Y2K issues. The Plan included a review of critical vendors and the development of contingency plans, if necessary. The Company did not experience any disruptions in its operations from Y2K-related issues as it moved from 1999 to 2000. Year 2000 concern did cause a decrease in the demand for the Company's services during the latter half of 1999 and into the first part of 2000, as many companies were reluctant to implement IT projects during the time period in which their systems were brought into Y2K compliance.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

    The market risk inherent in the Company's financial instrument subject to such risk is the potential market value loss associated with derivative financial instruments and additional interest expense associated with floating-rate debt resulting from adverse changes in interest rates.

    The Company uses an interest rate swap agreement to reduce exposure to interest rate fluctuations on its debt. At March 31, 2000, the interest rate swap agreement effectively converted a majority of its outstanding bank debt from floating interest rates to a fixed interest rate of 6.3%. This interest rate swap agreement covers $35.0 million notional amount of debt. At March 31, 2000, $52.0 million of debt was outstanding under its bank line of credit. Since the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on future interest expense for that portion of the debt. Therefore, there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap is the estimated amount, based upon discounted cash flows, the Company would pay or receive to terminate the swap agreement. At March 31, 2000, a 50 basis point decrease in interest rates would result in an approximate $0.3 million decrease in the current market value of $0.9 million to terminate the swap agreement.

    A portion of the Company's outstanding floating-rate debt, which totaled $17.0 million as of March 31, 2000, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the loan is outstanding would cause an increase in the amount of interest paid. Although the Company may pay down the loan prior to the expiration of the line of credit on December 31, 2000, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR as of March 31, 2000, would increase by $0.2 million the amount of annual interest due on this portion of the debt and annualized interest expense recognized in the financial statements.

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
4.1	Third amendment to credit agreement
4.2	Fourth amendment to credit agreement
4.3	Fifth amendment to credit agreement
27	Financial Data Schedule
  (b)
  The registrant was not required to file any reports on Form 8-K for the quarter.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION
Date: May 15, 2000	/s/ STEVEN PURCELL Steven Purcell Senior Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
4.1	Third amendment to credit agreement
4.2	Fourth amendment to credit agreement
4.3	Fifth amendment to credit agreement
27	Financial Data Schedule

QuickLinks

ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
ALTERNATIVE RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX