Form 10-Q
period 2000-06-30
ALTERNATIVE RESOURCES CORP
filed 2000-08-14
CIK 920521

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                                 (847) 381-6701
                                 --------------
              (Registrant's telephone number, including area code)

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

   16,036,442 shares of Common Stock outstanding as of August 4, 2000.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   December 31,          June 30,
                                                                                      1999                2000
                                                                                   ------------       ------------
                                                                                                       (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                        $    374            $  1,338
   Trade accounts receivable, net of allowance for doubtful accounts                  71,797              60,087
   Prepaid expenses                                                                      886               2,265
   Income taxes receivable                                                             9,969               8,094
   Other receivables                                                                     421                 240
   Deferred income taxes                                                                 534                 534
                                                                                   ------------       ------------
       Total current assets                                                           83,981              72,558
                                                                                   ------------       ------------
Property and equipment:
   Office equipment                                                                   11,086              11,297
   Furniture and fixtures                                                              1,935               1,902
   Software                                                                           16,740              17,762
   Leasehold improvements                                                              1,474               1,556
                                                                                   ------------       ------------
                                                                                      31,235              32,517
   Less accumulated depreciation and amortization                                     (8,319)            (11,544)
                                                                                   ------------       ------------
       Net property and equipment                                                     22,916              20,973
                                                                                   ------------       ------------
Other assets:
   Goodwill, net of amortization                                                      38,432              37,924
   Other assets                                                                        1,193               1,860
                                                                                   ------------       ------------
       Total other assets                                                             39,625              39,784
                                                                                   ------------       ------------
Total assets                                                                        $146,522            $133,315
                                                                                   ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Cash overdraft                                                                  $  4,422            $  1,336
    Short-term debt                                                                   52,000              52,000
    Accounts payable                                                                  12,726              12,857
    Payroll and related expenses                                                      14,724              12,580
    Accrued expenses                                                                   8,954               4,816
                                                                                   ------------       ------------
       Total current liabilities                                                      92,826              83,589
Other liabilities                                                                        455                 253
Deferred income taxes                                                                  2,391               2,391
                                                                                   ------------       ------------
       Total liabilities                                                              95,672              86,233
                                                                                   ------------       ------------
Stockholders' equity:
   Preferred Stock, $.01 par value, 1,000,000 shares authorized,
      none issued and outstanding                                                         --                  --
   Common Stock, $.01 par value, 50,000,000 shares authorized,
      16,015,942 and 16,034,940 shares issued at December 31, 1999
      and June 30, 2000, respectively                                                    160                 160
   Additional paid-in capital                                                         27,000              26,982
   Accumulated other comprehensive income                                                 12                  12
   Retained earnings                                                                  28,381              24,725
                                                                                   ------------       ------------
                                                                                      55,553              51,879
   Less: Treasury stock, at cost, 500,000 and 585,800 shares at
      December 31, 1999 and June 30, 2000, respectively                               (4,703)             (4,797)
                                                                                   ------------       ------------
       Total stockholders' equity                                                     50,850              47,082
                                                                                   ------------       ------------
Total liabilities and stockholders' equity                                          $146,522            $133,315
                                                                                   ============       ============

        See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    Three Months                         Six Months
                                                                   Ended June 30,                      Ended June 30,
                                                           --------------------------------    -------------------------------
                                                               1999              2000              1999             2000
                                                           --------------    --------------    --------------   --------------
                                                                     (Unaudited)                         (Unaudited)

Revenue                                                          $85,956           $65,856          $167,861         $136,376
Cost of services                                                  57,106            45,513           111,537           97,295
                                                           --------------    --------------    --------------   --------------
Gross profit                                                      28,850            20,343            56,324           39,081
Operating expenses
     Selling, general and administrative expenses                 21,494            20,005            42,386           39,905
     Depreciation and amortization                                 1,643             1,875             3,060            3,733
                                                           --------------    --------------    --------------   --------------
          Total operating expenses                                23,137            21,880            45,446           43,638
                                                           --------------    --------------    --------------   --------------
Income (loss) from operations                                      5,713            (1,537)           10,878           (4,557)
Other expense, net                                                  (707)             (154)           (1,394)          (1,183)
                                                           --------------    --------------    --------------   --------------
Income (loss) before income taxes                                  5,006            (1,691)            9,484           (5,740)
Income taxes                                                       2,028              (543)            3,870           (2,084)
                                                           --------------    --------------    --------------   --------------

Net income (loss)                                                $ 2,978           $(1,148)          $ 5,614          $(3,656)
                                                           ==============    ==============    ==============   ==============

Net earnings (loss) per share:

     Basic                                                        $ 0.19           $ (0.07)           $ 0.36          $ (0.24)
                                                           ==============    ==============    ==============   ==============
     Diluted                                                      $ 0.19           $ (0.07)           $ 0.36          $ (0.24)
                                                           ==============    ==============    ==============   ==============

Shares used to compute earnings (loss) per share:

     Basic                                                        15,724            15,498            15,729           15,509
                                                           ==============    ==============    ==============   ==============
     Diluted                                                      15,767            15,498            15,794           15,509
                                                           ==============    ==============    ==============   ==============



        See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                 (In thousands)

                                                              Three Months                      Six Months
                                                             Ended June 30,                   Ended June 30,
                                                      ------------------------------  -------------------------------
                                                          1999            2000            1999             2000
                                                      -------------  ---------------  -------------   ---------------
                                                               (Unaudited)                     (Unaudited)

Net income (loss)                                          $ 2,978         $(1,148)        $ 5,614          $(3,656)

Other comprehensive income:

   Foreign currency translation adjustment                       8              --             35                --

                                                      -------------  ---------------  -------------   ---------------
Comprehensive income (loss)                                $ 2,986         $(1,148)        $ 5,649          $(3,656)
                                                      =============  ===============  =============   ===============


           See accompanying Notes to Consolidated Financial Statements

                        ALTERNATIVE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                       1999                2000
                                                                                  --------------      --------------
                                                                                             (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                                   $  5,614            $ (3,656)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                     3,060               3,733
        Gain on sale of interest rate swap                                                   --              (1,100)
        Provision for doubtful accounts                                                     180                  --
        Change in assets and liabilities:
            Trade accounts receivable                                                      (648)             11,710
            Prepaid expenses                                                               (708)             (1,379)
            Other receivables                                                                19                 181
            Other assets                                                                    (34)               (667)
            Accounts payable                                                              3,460                 131
            Payroll and related expenses                                                  1,749              (2,144)
            Accrued expenses and other liabilities                                       (2,650)             (4,340)
            Income taxes                                                                  2,765               1,875
                                                                                  --------------      --------------
Net cash provided by operating activities                                                12,807               4,344
                                                                                  --------------      --------------
Cash flows from investing activities:
   Purchases of property and equipment                                                   (5,816)             (1,282)
                                                                                  --------------      --------------
Net cash used in investing activities                                                    (5,816)             (1,282)
                                                                                  --------------      --------------
Cash flows from financing activities:
   Payments received on stock options exercised                                             490                  52
   Proceeds from short-term debt                                                             --               4,400
   Payments on short-term debt                                                               --              (4,400)
   Proceeds from long-term debt                                                           3,000                  --
   Payments on long-term debt                                                           (12,000)                 --
   Proceeds from sale of interest rate swap                                                  --               1,100
   Repurchase of Common Stock                                                              (197)                (94)
   Contributions to employee stock purchase plan                                            (99)                (70)
   Cash overdraft                                                                         2,706              (3,086)
                                                                                  --------------      --------------
Net cash used in financing activities                                                    (6,100)             (2,098)
                                                                                  --------------      --------------
Effect of exchange rate changes on cash and cash equivalents                                 35                  --
                                                                                  --------------      --------------
Net increase in cash and cash equivalents                                                   926                 964
Cash and cash equivalents at beginning of period                                              2                 374
                                                                                  --------------      --------------
Cash and cash equivalents at end of period                                             $    928            $  1,338
                                                                                  ==============      ==============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                              $  1,792            $  2,198
   Cash paid for income taxes                                                             3,123                 246


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

2.    RESTRUCTURING CHARGE - 1999

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

The primary components of the restructuring charge can be summarized as follows:


                            Total           1999        Balance at       2000      Balance at
                           Initial          Cash         December        Cash         June
In thousands               Reserve        Payments       31, 1999      Payments     31, 2000
---------------------------------------------------------------------------------------------
Real estate costs           $3,538         $ (30)         $ 3,508      $ (765)      $ 2,743
Severance                      630          (416)             214        (184)           30
---------------------------------------------------------------------------------------------
Total                       $4,168         $(446)          $3,722      $ (949)      $ 2,773
=============================================================================================


     The portion of the charge related to real estate costs, which totaled $3.5 million, relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company will be able to relocate from most of its existing leased office space to smaller office space that will require 60% less square footage than what is currently used. The costs associated with this charge relate primarily to the present value of ongoing lease obligations for vacated offices net of anticipated sublease income. A portion of the charge also relates to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices. Most of the Company's office locations were targeted for relocation. As of June 30, 2000, the relocation of all targeted office locations was substantially complete. The majority of the unpaid restructuring reserve as of June 30, 2000 relates to future lease obligations which will be paid over the next 5 years.

     The $0.6 million severance charge relates to head-count reductions associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 in the fourth quarter of 1999, 37 in the first quarter of 2000, and 2 employees in the second quarter of 2000. The largest group of positions eliminated was branch administrators with the remainder of positions being a mix of employees across the Company.

3.    RESTRUCTURING CHARGE - 1998

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

The primary components of the restructuring charge can be summarized as follows:


                                                  Balance            Balance              Balance
                                Total    1998       at       1999       at       2000       at
                              Initial    Cash    December    Cash    December    Cash     June
In thousands                  Reserve  Payments  31, 1998  Payments  31, 1999  Payments  30, 2000
-------------------------------------------------------------------------------------------------
MANAGEMENT CHANGES:
Severence                     $1,372   $(1,272)    $  100  $  (100)   $    -    $   -    $    -
Other employment-
 related expenses                685      (547)       138      (88)       50       (5)       45
-------------------------------------------------------------------------------------------------
Total charges related to
 management changes            2,057    (1,819)       238     (188)       50       (5)       45

OPERATING MODEL CHANGES:
Severence                      1,209      (793)       416     (399)       17      (17)        -
Office consolidation             644      (305)       339     (157)      182      (44)      138
-------------------------------------------------------------------------------------------------
Total charges related to
 operating model changes       1,853    (1,098)       755     (556)      199      (61)      138
-------------------------------------------------------------------------------------------------
Total                         $3,910   $(2,917)    $  993   $ (744)   $  249    $ (66)   $  183
=================================================================================================


     The Company's plan to reduce operating costs and optimize the business model consisted of the elimination of certain programs and positions that were not considered strategic to the business. In addition, the Company closed six sales offices and consolidated their operations with other offices in order to gain operating efficiencies. In conjunction with these activities, 43 positions which consisted of management and staff primarily related to non-strategic functional areas were eliminated. Most of the expense associated with office consolidation relates to ongoing lease obligations for these unused locations, net of sublease income. The unpaid restructuring reserve as of June 30, 2000, relates to lease obligations and other employment-related expenses, most of which should be paid in 2000.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Essentially all of the Company's revenue is generated from information technology services that offer the benefits of outsourcing, while allowing information services operations managers to retain strategic control of their operations.

RESTRUCTURING CHARGE - 1999

     The Company recorded a restructuring charge, which totaled $4.2 million, in the fourth quarter of 1999. This restructuring charge represents real estate and severance costs associated with re-engineering the Company's sales, recruiting and delivery models. This action was a natural extension of the restructuring announced in 1998, which was designed to optimize the existing branch field model, and entails a comprehensive shift to a model organized along the functional lines of sales, recruiting and delivery. The new model is expected to be more efficient in terms of meeting the demands of the Company's clients at a lower cost.

     A majority of the $4.2 million restructuring charge relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space requiring 60% less square footage than what was previously used. The net impact is anticipated to lower the Company's annual fixed occupancy costs by approximately $1.8 million without a loss in geographic coverage or functionality of workspace. Of the $4.2 million restructuring charge, $3.5 million represents the present value of ongoing lease obligations for vacated offices, net of anticipated sublease income, as well as estimated broker commissions and leasehold improvement costs necessary to sublease vacated offices. As of June 30, 2000, the relocation of all targeted office locations was substantially complete.

     The remaining $0.6 million of the $4.2 million restructuring charge relates to severance costs associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 in the fourth quarter of 1999, 37 in the first quarter of 2000, and 2 in the second quarter of 2000. Management estimates that the 1999 restructuring initiative will result in savings in operating expenses of approximately $8.0 million on an annual basis when fully implemented.

RESTRUCTURING CHARGE - 1998

     The Company recorded a restructuring charge, which totaled $3.9 million, in the third quarter of 1998. This restructuring charge consists of expenses associated with reorganizing the Company's management structure as well as expenses related to a restructuring of the Company's operating model. Of the $3.9 million restructuring charge, $1.9 million represents severance pay and other employment-related expenses connected with reorganizing the management structure. The remaining $2.0 million of the restructuring charge represents costs associated primarily with staff reductions and consolidation of sales offices as management implemented a plan to reduce operating costs and optimize the Company's operating model.

SECOND QUARTER FISCAL 2000 COMPARED TO SECOND QUARTER FISCAL 1999

      REVENUE. Revenue decreased by 23.4% from $86.0 million in the second quarter of 1999 to $65.9 million in the second quarter of 2000, primarily as a result of a 21.6% decrease in staff augmentation revenue and a 27.2% decrease in Technology Management Solutions revenue. Revenue in the second quarter of 1999 included $1.4 million from the Pacbase consulting business, which was sold in September 1999. The Pacbase consulting business, which was acquired in 1997 as part of the CGI Systems, Inc. acquisition, focused on supporting a specific software product which was not considered strategic to the Company's business. Excluding Pacbase revenue, the Technology Management Solutions revenue decreased 23.2% in the second quarter of 2000. The restructuring of operations that disrupted normal business activities was the principal reason for the revenue reduction. In addition, the industry-wide softness in demand for information technology staffing services that was evident in the first quarter of 2000 continued through the second quarter of 2000. Also contributing to the revenue decline was the time spent on extensive training of the entire field force during the second quarter of 2000 on process and use of recently implemented new technology.

      GROSS PROFIT. Gross profit decreased by 29.5% from $28.9 million in the second quarter of 1999 to $20.3 million in the second quarter of 2000. The decrease in gross profit was primarily due to the lower revenue in the second quarter of 2000 as compared to the second quarter of 1999. Gross margin decreased from 33.6% of revenue in the second quarter of 1999 to 30.9% in the second quarter of 2000. The decrease in gross margin was due primarily to lower gross margin on a major project and increased benefits expense for Technical Consultants. The decrease in gross margin on the project was primarily due to under utilization of technical resources caused by changes in processes at both the client and within the Company. The changes, which occurred in the latter half of 1999, have been the focus of management and the client in the first and second quarters of 2000. Delivery changes and contract modifications implemented near the end of the first quarter of 2000 returned the project to historical levels of profitability by the end of the second quarter of 2000.

     The increase in benefits expense resulted from changes in the Technical Consultants' benefits plan implemented near the end of the first quarter of 1999. The changes, which increased benefits coverage for Technical Consultants, were partially offset by the elimination of one of the Company's formal education incentive programs which was accounted for as part of the Company's selling, general and administrative expenses.

     OPERATING EXPENSES. Operating expenses decreased from $23.1 million in the second quarter of 1999 to $21.9 million in the second quarter of 2000. The decrease in operating expenses resulted primarily from the savings realized from the restructuring of operations, which included re-engineering the Company's sales, recruiting and delivery models. The savings resulted in lower compensation and occupancy expenses. The decrease in operating expenses was partially offset by increased expenditures for additional training for all field personnel and the amortization of new IT systems capitalized in 1999.

     INCOME (LOSS) FROM OPERATIONS. Income from operations decreased from $5.7 million or 6.6% of revenue in the second quarter of 1999 to a loss of $1.5 million or (2.3%) of revenue in the second quarter of 2000. The loss from operations resulted primarily from the decrease in gross profit partially offset by the decrease in operating expenses detailed above.

      OTHER EXPENSE. Other expense, net, decreased from $0.7 million in the second quarter of 1999 to $0.2 million in the second quarter of 2000. The decrease in other expense from the second quarter of 1999 to the second quarter of 2000 is primarily the result of a gain of $1.1 million on the sale of an interest rate swap agreement, partially offset by an increase in interest expense. The increase in interest expense resulted from an increase in debt levels from an average of $40.5 million in the second quarter of 1999 to an average of $52.1 million in the second quarter of 2000 and an increase in interest rates on the outstanding debt.

      PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $2.0 million in the second quarter of 1999 to a benefit of $0.5 million in the second quarter of 2000. The effective tax rate was 40.5% in the second quarter of 1999 and 32.1% in the second quarter of 2000. The change in effective tax rates primarily resulted from the amortization of goodwill, which is not tax deductible.

      NET INCOME (LOSS). The Company's net income decreased from $3.0 million in the second quarter of 1999, or 3.5% of total revenue, to a loss of $1.1 million in the second quarter of 2000, or (1.7%) of total revenue.

FIRST SIX MONTHS FISCAL 2000 COMPARED TO FIRST SIX MONTHS FISCAL 1999

      REVENUE. Revenue decreased by 18.8% from $167.9 million in the first six months of 1999 to $136.4 million in the first six months of 2000, primarily as a result of a 18.1% decrease in staff augmentation revenue and an 20.2% decrease in Technology Management Solutions revenue. Revenue in the first six months of 1999 included $3.0 million from the Pacbase consulting business, which was sold in September 1999. The Pacbase consulting business, which was acquired in 1997 as part of the CGI Systems, Inc. acquisition, focused on supporting a specific software product which was not considered strategic to the Company's business. Excluding Pacbase revenue, the Technology Management Solutions revenue decreased 15.2% in the first six months of 2000. The restructuring of operations that disrupted normal business activities was the principal reason for the revenue reduction. Also contributing to the decline in revenue was an industry wide softness in demand, which started in the latter half of 1999 and continued through the first six months of 2000. Also contributing to the revenue decline was the time spent on extensive training of the entire field force during the second quarter of 2000 on process and use of recently implemented new technology.

      GROSS PROFIT. Gross profit decreased by 30.6% from $56.3 million in the first six months of 1999 to $39.1 million in the first six months of 2000. The decrease in gross profit was primarily due to the lower revenue in the first six months of 2000 as compared to the first six months of 1999. Gross margin decreased from 33.6% of revenue in the first six months of 1999 to 28.7% in the first six months of 2000. The decrease in gross margin was due primarily to lower gross margin on a major project and increased benefits expense for Technical Consultants. The decrease in gross margin on the project was primarily due to under utilization of technical resources caused by changes in processes at both the client and within the Company. The changes, which occurred in the latter half of 1999, have been the focus of management and the client in the first six months of 2000. Delivery changes and contract modifications have been implemented near the end of the first quarter of 2000 to return the project to its historical levels of profitability at the end of the second quarter of 2000.

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

     OPERATING EXPENSES. Operating expenses decreased from $45.4 million in the first six months of 1999 to $43.6 million in the first six months of 2000. The decrease in operating expenses resulted primarily from the savings realized from the restructuring of operations, which included re-engineering the Company's sales, recruiting and delivery models. The savings resulted in lower compensation and occupancy expenses. The decrease in operating expenses was partially offset by increased expenditures for additional training for all field personnel and the amortization of new IT systems that were capitalized in 1999.

     INCOME (LOSS) FROM OPERATIONS. Income from operations decreased from $10.9 million or 6.5% of revenue in the first six months of 1999 to a loss of $4.6 million or (3.3%) of revenue in the first six months of 2000. The loss from operations resulted primarily from the decrease in gross profit partially offset by the decrease in operating expenses detailed above.

      OTHER EXPENSE. Other expense, net, decreased from $1.4 million in the first six months of 1999 to $1.2 million in the first six months of 2000. The decrease in other expense from the first six months of 1999 to the first six months of 2000 is primarily the result of a gain of $1.1 million on the sale of an interest rate swap agreement, partially offset by an increase in interest expense. The increase in interest expense resulted from an increase in debt levels from an average of $43.7 million in the first six months of 1999 to an average of $52.0 million in the first six months of 2000 and an increase in interest rates on the outstanding debt.

      PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased from $3.9 million in the first six months of 1999 to a benefit of $2.1 million in the first six months of 2000. The effective tax rate was 40.8% in the first six months of 1999 and 36.3% in the first six months of 2000. The change in effective tax rates primarily resulted from the amortization of goodwill, which is not tax deductible.

      NET INCOME (LOSS). The Company's net income decreased from $5.6 million in the first six months of 1999, or 3.3% of total revenue, to a loss of $3.7 million in the first six months of 2000, or (2.7%) of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2000, cash flows provided by operations were $4.3 million resulting primarily from decreased accounts receivables, and an income tax refund, partially offset by decreased accrued expenses and accrued payroll expenses, an increase in prepaid expenses and a net loss.

      As of December 31, 1999 and June 30, 2000, the total borrowings under the line of credit were $52.0 million. Current liabilities exceeded current assets by $8.8 million and $11.0 million at December 31, 1999 and June 30, 2000, respectively. Current liabilities include $52.0 million of outstanding borrowings against the Company's line of credit which has a maturity date of December 31, 2000. As of June 30, 2000, the Company was in default of certain loan covenants resulting in an increase in the interest rate on the outstanding debt to the prime rate plus 225 basis points. The lenders are under no contractual obligation to advance additional funds beyond the current outstanding debt balance as long as the defaults remain uncured. The Company is currently negotiating the refinancing of its outstanding debt to include an extension of the maturity date and to provide additional borrowing capacity. The Company anticipates that it will successfully complete the refinancing of its outstanding debt, however there can be no guarantee that it will be completed. Should this refinancing not be completed, the Company will pursue other financing alternatives. In July 2000, the Company paid down $1.0 million of borrowings against the line of credit reducing the outstanding balance to $51.0 million.

      The Company believes that cash provided by operations will be sufficient to meet anticipated cash requirements for both operations and investing activities for at least the next 12 months. The refinancing of the Company's outstanding debt will be required to fund all of its financing activities for the next 12 months.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instrument subject to such risk is the additional interest expense associated with floating-rate debt resulting from adverse changes in interest rates.

     The Company's had outstanding $52.0 million of floating-rate debt as of June 30, 2000. An adverse change in interest rates during the time that this loan is outstanding would cause an increase in the amount of interest paid. Although the Company may pay down the loan prior to the expiration of the line of credit on December 31, 2000, if the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in the prime rate as of June 30, 2000, would increase by $0.5 million the amount of annual interest due on this portion of the debt and annualized interest expense recognized in the financial statements.

PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of Alternatives Resources Corporation was held on May 23, 2000.

         (b) The individuals specified in (c) below were elected as directors at the meeting and the terms of office of JoAnne Brandes, Syd N. Heaton, Steve Purcell, and Bruce R. Smith as directors continued after the meeting.

         (c) Set forth below is the tabulation of the votes with respect to the election of A. Donald Rully as a Class I Director and George
                B. Cobbe and Raymond R. Hipp as Class III Directors.


                                                                    Withhold
                Director                         For                Authority
                ---------------               ----------            ---------
                A. Donald Rully               13,761,364             267,071
                George B. Cobbe               13,780,114             248,321
                Raymond R. Hipp               13,742,495             285,940


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following document is furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:


Exhibit Number                      Description
--------------                      -----------

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



                               ALTERNATIVE RESOURCES CORPORATION

Date: August 14, 2000            /s/  Steven Purcell
                               ---------------------------------------------
                               Steven Purcell
                               Senior Vice President, Chief Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX


    Exhibit
    Number                    Description
    -------                   -----------
      27                      Financial Data Schedule
