Form 10-Q
period 2000-09-30
ALTERNATIVE RESOURCES CORP
filed 2000-11-14
CIK 920521

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number 0-23940

ALTERNATIVE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2791069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Hart Road, Suite 300, Barrington, IL	60010
(Address of principal executive offices)	(Zip code)

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

    16,804,794 shares of Common Stock outstanding as of November 3, 2000.

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
ASSETS

	December 31, 1999	September 30, 2000
		(Unaudited)
Current assets:
Cash and cash equivalents	$374	$6
Trade accounts receivable, net of allowance for doubtful accounts	71,797	57,662
Prepaid expenses	886	1,697
Income taxes receivable	9,969	9,135
Other receivables	421	238
Deferred income taxes	534	534

Total current assets	83,981	69,272

Property and equipment:
Office equipment	11,086	10,143
Furniture and fixtures	1,935	2,405
Software	16,740	17,906
Leasehold improvements	1,474	1,855

	31,235	32,309
Less accumulated depreciation and amortization	(8,319)	(12,472)

Net property and equipment	22,916	19,837

Other assets:
Goodwill, net of amortization	38,432	37,670
Other assets	1,193	1,710

Total other assets	39,625	39,380

Total assets	$146,522	$128,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$4,422	$3,530
Short-term debt	52,000	50,593
Accounts payable	12,726	10,672
Payroll and related expenses	14,724	10,710
Accrued expenses	8,954	5,272

Total current liabilities	92,826	80,777
Other liabilities	455	281
Deferred income taxes	2,391	2,391

Total liabilities	95,672	83,449

Stockholders' equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 16,015,942 and 16,150,594 shares issued at December 31, 1999 and September 30, 2000, respectively	160	162
Additional paid-in capital	27,000	27,150
Accumulated other comprehensive income	12	21
Retained earnings	28,381	22,504

	55,553	49,837
Less: Treasury stock, at cost, 500,000 and 585,800 shares at December 31, 1999 and September 30, 2000, respectively	(4,703)	(4,797)

Total stockholders' equity	50,850	45,040

Total liabilities and stockholders' equity	$146,522	$128,489

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
	(Unaudited)		(Unaudited)
Revenue	$84,171	$64,372	$252,032	$200,748
Cost of services	58,902	44,250	170,439	141,545

Gross profit	25,269	20,122	81,593	59,203
Operating expenses
Selling, general and administrative expenses	21,805	19,265	64,191	59,170
Depreciation and amortization	1,675	1,955	4,735	5,688

Total operating expenses	23,480	21,220	68,926	64,858

Income (loss) from operations	1,789	(1,098)	12,667	(5,655)
Other expense, net	(1,060)	(2,173)	(2,454)	(3,356)

Income (loss) before income taxes	729	(3,271)	10,213	(9,011)
Income taxes	387	(1,050)	4,257	(3,134)

Net income (loss)	$342	$(2,221)	$5,956	$(5,877)

Net earnings (loss) per share:
Basic	$0.02	$(0.14)	$0.38	$(0.38)

Diluted	$0.02	$(0.14)	$0.38	$(0.38)

Shares used to compute earnings (loss) per share:
Basic	15,599	15,506	15,685	15,509

Diluted	15,636	15,506	15,745	15,509

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
	(Unaudited)		(Unaudited)
Net income (loss)	$342	$(2,221)	$5,956	$(5,877)
Other comprehensive income:
Foreign currency translation adjustment	4	9	39	9

Comprehensive income (loss)	$346	$(2,212)	$5,995	$(5,868)

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	1999	2000
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,956	$(5,877)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,735	5,688
Gain on sale of interest rate swap	—	(1,100)
Gain on sale of software business	(436)	—
Loss on leased assets	555	—
Provision for doubtful accounts	20	—
Change in assets and liabilities:
Trade accounts receivable	(4,008)	14,135
Prepaid expenses	(1,084)	(811)
Other receivables	(92)	183
Other assets	(494)	(517)
Accounts payable	(1,833)	(2,054)
Payroll and related expenses	113	(4,014)
Accrued expenses and other liabilities	(4,757)	(3,856)
Income taxes	719	834

Net cash provided by (used in) operating activities	(606)	2,611

Cash flows from investing activities:
Purchases of property and equipment	(7,809)	(1,847)
Proceeds from sale of software business	1,600	—

Net cash used in investing activities	(6,209)	(1,847)

Cash flows from financing activities:
Payments received on stock options exercised	490	52
Proceeds from short-term debt	—	26,105
Payments on short-term debt	—	(27,512)
Proceeds from long-term debt	19,000	—
Payments on long-term debt	(14,000)	—
Proceeds from sale of interest rate swap	—	1,100
Repurchase of common stock	(1,610)	(94)
Contributions to employee stock purchase plan	(146)	(100)
Issuance of common stock under employee stock purchase plan	—	200
Cash overdraft	3,616	(892)

Net cash provided by (used in) financing activities	7,350	(1,141)

Effect of exchange rate changes on cash and cash equivalents	39	9

Net increase (decrease) in cash and cash equivalents	574	(368)
Cash and cash equivalents at beginning of period	2	374

Cash and cash equivalents at end of period	$576	$6

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,445	$3,198
Cash paid for income taxes	5,559	257

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

The primary components of the restructuring charge can be summarized as follows:

In thousands	Total Initial Reserve	1999 Cash Payments	Balance at December 31, 1999	2000 Cash	Balance at September 30, 2000
Real estate costs	$3,538	$(30)	$3,508	$(1,330)	$2,178

Severance	630	(416)	214	(184)	30

Total	$4,168	$(446)	$3,722	$(1,514)	$2,208

    The portion of the charge related to real estate costs, which totaled $3.5 million, relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company will be able to relocate from most of its existing leased office space to smaller office space that will require 60% less square footage than what is currently used. The costs associated with this charge relate primarily to the present value of ongoing lease obligations for vacated offices net of anticipated sublease income. A portion of the charge also relates to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices. Most of the Company's office locations were targeted for relocation. As of September 30, 2000, the relocation of all targeted office locations was substantially complete. The majority of the unpaid restructuring reserve as of September 30, 2000 relates to future lease obligations that will be paid over the next 5 years.

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

The primary components of the restructuring charge can be summarized as follows:

In thousands	Total Initial Reserve	1998 Cash Payments	Balance at December 31, 1998	1999 Cash Payments	Balance at December 31, 1999	2000 Cash Payments	Balance at September 30, 2000
MANAGEMENT CHANGES:
Severence	$1,372	$(1,272)	$100	$(100)	$—	$—	$—
Other employment-related expenses	685	(547)	138	(88)	50	(5)	45

Total charges related to management changes	2,057	(1,819)	238	(188)	50	(5)	45
OPERATING MODEL CHANGES:
Severence	1,209	(793)	416	(399)	17	(17)	—
Office consolidation	644	(305)	339	(157)	182	(66)	116

Total charges related to operating model changes	1,853	(1,098)	755	(556)	199	(83)	116

Total	$3,910	$(2,917)	$993	$(744)	$249	$(88)	$161

    The Company's plan to reduce operating costs and optimize the business model consisted of the elimination of certain programs and positions that were not considered strategic to the business. In addition, the Company closed six sales offices and consolidated their operations with other offices in order to gain operating efficiencies. In conjunction with these activities, 43 positions, which consisted of management and staff primarily related to non-strategic functional areas, were eliminated. Most of the expense associated with office consolidation relates to ongoing lease obligations for these unused locations, net of sublease income. The unpaid restructuring reserve as of September 30, 2000, relates to lease obligations and other employment-related expenses, most of which should be paid in 2000.

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

    A majority of the $4.2 million restructuring charge relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space requiring 60% less square footage than what was previously used. Of the $4.2 million restructuring charge, $3.5 million represents the present value of ongoing lease obligations for vacated offices, net of anticipated sublease income, as well as estimated broker commissions and leasehold improvement costs necessary to sublease vacated offices. As of September 30, 2000, the relocation of all targeted office locations was substantially complete.

    The remaining $0.6 million of the $4.2 million restructuring charge relates to severance costs associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 in the fourth quarter of 1999, 37 in the first quarter of 2000, and 2 in the second quarter of 2000. The majority of the decrease in selling, general and administrative expenses of $2.5 million for the third quarter of 2000 compared to the third quarter of 1999 and $5.0 million for the first nine months of 2000 compared to the first nine months of 1999 is attributable to the restructing actions.

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

Third Quarter Fiscal 2000 Compared to Third Quarter Fiscal 1999

    Revenue.  Revenue decreased by 23.5% from $84.2 million in the third quarter of 1999 to $64.4 million in the third quarter of 2000, primarily as a result of a 21.9% decrease in staff augmentation revenue and a 26.8% decrease in Technology Management Solutions revenue. Revenue in the third quarter of 1999 included $1.5 million from the Pacbase consulting business, which was sold in September 1999. The Pacbase consulting business, which was acquired in 1997 as part of the CGI

Systems, Inc. acquisition, focused on supporting a specific software product which was not considered strategic to the Company's business. Excluding Pacbase revenue, the Technology Management Solutions revenue decreased 22.7% in the third quarter of 2000. The restructuring of operations that disrupted normal business activities was the principal reason for the revenue reduction. In addition, the industry-wide softness in demand for information technology staffing services that was evident in the first quarter of 2000 continued through the third quarter of 2000.

    Gross Profit.  Gross profit decreased by 20.4% from $25.3 million in the third quarter of 1999 to $20.1 million in the third quarter of 2000. The decrease in gross profit was primarily due to the lower revenue in the third quarter of 2000 as compared to the third quarter of 1999. Gross margin increased from 30.0% of revenue in the third quarter of 1999 to 31.3% in the third quarter of 2000. The increase in gross margin was due primarily to higher gross margin from our Technology Management Solutions services.

    Operating Expenses.  Operating expenses decreased from $23.5 million in the third quarter of 1999 to $21.2 million in the third quarter of 2000. The decrease in operating expenses resulted primarily from the savings realized from the restructuring of operations, which included re-engineering the Company's sales, recruiting and delivery models. The savings resulted in lower compensation and occupancy expenses. The decrease in operating expenses was partially offset by the amortization of new IT systems capitalized in 1999.

    Income (Loss) from Operations.  Income from operations decreased from $1.8 million or 2.1% of revenue in the third quarter of 1999 to a loss of $1.1 million or (1.7%) of revenue in the third quarter of 2000. The loss from operations resulted primarily from the decrease in gross profit partially offset by the decrease in operating expenses detailed above.

    Other Expense.  Other expense, net, increased from $1.1 million in the third quarter of 1999 to $2.2 million in the third quarter of 2000. The increase in other expense from the third quarter of 1999 to the third quarter of 2000 is primarily the result of an increase in interest expense and an increase in lending fees. The increase in interest expense resulted from an increase in debt levels from an average of $45.5 million in the third quarter of 1999 to an average of $51.9 million in the third quarter of 2000 and an increase in interest rates on the outstanding debt.

    Provision for Income Taxes.  The Company's provision for income taxes decreased from $0.4 million in the third quarter of 1999 to a benefit of $1.1 million in the third quarter of 2000. The effective tax rate was 53.1% in the third quarter of 1999 and 32.1% in the third quarter of 2000. The change in effective tax rates primarily resulted from the amortization of goodwill, which is not tax deductible.

    Net Income (Loss).  The Company's net income decreased from $0.3 million in the third quarter of 1999, or 0.4% of total revenue, to a loss of $2.2 million in the third quarter of 2000, or (3.5%) of total revenue.

First Nine Months Fiscal 2000 Compared to First Nine Months Fiscal 1999

    Revenue.  Revenue decreased by 20.4% from $252.0 million in the first nine months of 1999 to $200.7 million in the first nine months of 2000, primarily as a result of a 19.4% decrease in staff augmentation revenue and an 22.5% decrease in Technology Management Solutions revenue. Revenue in the first nine months of 1999 included $4.5 million from the Pacbase consulting business, which was sold in September 1999. The Pacbase consulting business, which was acquired in 1997 as part of the CGI Systems, Inc. acquisition, focused on supporting a specific software product which was not considered strategic to the Company's business. Excluding Pacbase revenue, the Technology Management Solutions revenue decreased 17.9% in the first nine months of 2000. The restructuring of operations that disrupted normal business activities was the principal reason for the revenue reduction. Also contributing to the decline in revenue was an industry wide softness in demand, which started in the latter half of 1999 and continued through the first nine months of 2000. Also contributing to the revenue decline was the time spent on extensive training of the entire field force during the second quarter of 2000 on process and use of recently implemented new technology.

    Gross Profit.  Gross profit decreased by 27.4% from $81.6 million in the first nine months of 1999 to $59.2 million in the first nine months of 2000. The decrease in gross profit was primarily due to the lower revenue in the first nine months of 2000 as compared to the first nine months of 1999. Gross margin decreased from 32.4% of revenue in the first nine months of 1999 to 29.5% in the first nine months of 2000. The decrease in gross margin was due primarily to lower gross margin on a major project and increased benefits expense for Technical Consultants. The decrease in gross margin on the project was primarily due to under utilization of technical resources caused by changes in processes at both the client and within the Company. The changes, which occurred in the latter half of 1999, have been the focus of management and the client in the first nine months of 2000. Delivery changes and contract modifications have been implemented near the end of the first quarter of 2000, which returned the project to its historical levels of profitability by the end of the second quarter of 2000.

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

    Operating Expenses.  Operating expenses decreased from $68.9 million in the first nine months of 1999 to $64.9 million in the first nine months of 2000. The decrease in operating expenses resulted primarily from the savings realized from the restructuring of operations, which included re-engineering the Company's sales, recruiting and delivery models. The savings resulted in lower compensation and occupancy expenses. The decrease in operating expenses was partially offset by increased expenditures for additional training for all field personnel and the amortization of new IT systems that were capitalized in 1999.

    Income (Loss) from Operations.  Income from operations decreased from $12.7 million or 5.0% of revenue in the first nine months of 1999 to a loss of $5.7 million or (2.8%) of revenue in the first nine months of 2000. The loss from operations resulted primarily from the decrease in gross profit partially offset by the decrease in operating expenses detailed above.

    Other Expense.  Other expense, net, increased from $2.5 million in the first nine months of 1999 to $3.4 million in the first nine months of 2000. The decrease in other expense from the first nine months of 1999 to the first nine months of 2000 is primarily the result of a gain of $1.1 million on the sale of an interest rate swap agreement, partially offset by an increase in interest expense and an increase in lending fees. The increase in interest expense resulted from an increase in debt levels from an average of $44.3 million in the first nine months of 1999 to an average of $52.0 million in the first nine months of 2000 and an increase in interest rates on the outstanding debt.

    Provision for Income Taxes.  The Company's provision for income taxes decreased from $4.3 million in the first nine months of 1999 to a benefit of $3.1 million in the first nine months of 2000. The effective tax rate was 41.7% in the first nine months of 1999 and 34.8% in the first nine months of 2000. The change in effective tax rates primarily resulted from the amortization of goodwill, which is not tax deductible.

    Net Income (Loss).  The Company's net income decreased from $6.0 million in the first nine months of 1999, or 2.4% of total revenue, to a loss of $5.9 million in the first nine months of 2000, or (2.9%) of total revenue.

Liquidity and Capital Resources

    During the first nine months of 2000, cash flows provided by operations were $2.6 million resulting primarily from decreased accounts receivables, and an income tax refund, partially offset by decreased accrued payroll and related expenses, accrued expenses and accounts payable, an increase in prepaid expenses and a net loss.

    As of December 31, 1999 and September 30, 2000, the total borrowings under the line of credit were $52.0 million and $50.6 million, respectively. Current liabilities exceeded current assets by $8.8 million and $11.5 million at December 31, 1999 and September 30, 2000, respectively. Current liabilities include $50.6 million of outstanding borrowings against the Company's line of credit that has a maturity date of December 31, 2000. During the third quarter the Company reached an agreement with its current group of banks which provided for increased liquidity and removed the default condition that existed at the end of the second quarter. As part of this agreement, cash receipts into the Company's bank accounts are directly applied against the outstanding bank line of credit balance. Advances from the line of credit are determined on a daily basis to minimize the Company's average debt balance, thus reducing its interest expense. The Company is currently negotiating the refinancing of its outstanding debt to include an extension of the maturity date and to provide additional borrowing capacity. There can be no guarantee that the refinancing will be completed. Should this not be completed, the Company will pursue other financing alternatives.

    The Company believes that cash provided by operations will be sufficient to meet anticipated cash requirements for both operations and investing activities for at least the next 12 months. The refinancing of the Company's outstanding debt will be required to fund its financing activities for the next 12 months.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

    The market risk inherent in the Company's financial instrument subject to such risk is the additional interest expense associated with floating-rate debt resulting from adverse changes in interest rates.

    The Company had $50.6 million of floating-rate debt outstanding as of September 30, 2000. An adverse change in interest rates during the time that this loan is outstanding would cause an increase in the amount of interest paid. Although the Company may pay down the loan prior to the expiration of the line of credit on December 31, 2000, if the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in the prime rate as of September 30, 2000, would increase by $0.5 million the amount of annual interest due on this portion of the debt and annualized interest expense recognized in the financial statements.

PART II—OTHER INFORMATION

Item 5.—Other Information

    The Company announced on November 8, 2000 that it is in the process of evaluating the recoverability of its recorded goodwill, which will likely result in a significant charge in the fourth quarter. The charge would be related to the goodwill associated with the acquisition of CGI Systems, Inc. in 1997. The Company has experienced a decline in revenue and gross margin attributable to the CGI Systems, Inc. businesses. Although the analysis is not yet complete, a preliminary analysis has indicated that current and future business levels will not support the amount of goodwill in the financial statements as of September 30, 2000. In addition, the Company will be taking a charge for severance costs in the fourth quarter of approximately $500,000.

Item 6.—Exhibits and Reports on Form 8-K

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

ALTERNATIVE RESOURCES CORPORATION
Date: November 14, 2000	/s/ STEVEN PURCELL Steven Purcell Senior Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
27	Financial Data Schedule

QuickLinks

PART I—FINANCIAL INFORMATION
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data) ASSETS
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ALTERNATIVE RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX