Form 10-K405
period 2000-12-31
ALTERNATIVE RESOURCES CORP
filed 2001-04-17
CIK 920521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23940
                            ------------------------

                       ALTERNATIVE RESOURCES CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                                 38-2791069
 (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                 Identification No.)

              600 HART ROAD, SUITE 300 BARRINGTON, ILLINOIS 60010
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (847) 381-6701
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
    RIGHTS TO PURCHASE SHARES OF JUNIOR PREFERRED STOCK, SERIES A PAR VALUE

                                 $.01 PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The registrant estimates that the aggregate market value of the registrant's common stock held by non-affiliates of Alternative Resources Corporation, March 23, 2001 (based upon an estimate that 91.06% of the shares are so owned by non-affiliates and upon the closing price for the common stock on the Nasdaq National Market on that date) was approximately $8,409,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to these requirements and registrant is not bound by this determination for any other purpose.

    As of March 23, 2001, 17,390,594 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2001 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    Alternative Resources Corporation ("ARC" or the "Company") is a leading provider of information technology management and staffing services. The Company has developed a significant, high quality business in the IT staffing industry with an emphasis on Help Desk, Desktop Support and Technology Deployment Service offerings. The Company also has a consulting practice, which supports those service offerings. The Company operates through 41 field offices and 3 regional recruiting centers with over 115 personnel in field sales, supported by 80 recruiters and its unique organization of over 60 client support managers. The Company serves Fortune 1000 and mid-sized clients throughout the US and Canada.

MAJOR DEVELOPMENTS IN 2000

    The Company reorganized its field structure from a branch-based model to a model organized by the functional areas of sales, recruiting and service delivery. The new model was announced in late 1999 and implementation began in January 2000. The new model is designed to sell, recruit for and deliver the Company's services much more effectively and efficiently. As part of this process, administrative functions that were previously attended to in the branch structure have now been centralized where they can be processed in a more efficient manner. In addition, with this new model many of the field sales and delivery functions will require less office space than required under the old model.

    In connection with the new model, the Company incurred restructuring and other charges of $1.7 million in 2000, most of which relates to a write-off of excess fixed assets related to the downsizing of office space and severance costs associated with the elimination of certain positions. These charges are more fully explained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," included in this Form 10-K.

    The two primary objectives of reorganizing the Company's field structure were to become more effective in providing its services and to reduce costs. Under the former model, the sales, recruiting and delivery functions were managed to the needs and priorities of each particular metropolitan market with very little consideration given to business opportunities in other markets. Now, the sales, recruiting and delivery functions are managed functionally without regard to the geographic barriers.

    The sales function is now managed from a regional basis and allows the Company to reach into markets that were previously ignored. In addition to greater penetration into more local markets, each account manager has been assigned to one of three business tiers which will allow them to gain expertise in selling focused services that are unique to their particular tier. The three business tiers are:

    - BUSINESS PARTNERS--which includes the Company's large national accounts.

    - SELECT ACCOUNTS--which consists of accounts with the potential for more than $1 million in annual revenue.

    - GENERAL MARKET--which represents hundreds of companies outside the Fortune 1000.

    The recruiting function is now managed from three regional centers in Chicago, Philadelphia and Denver. A large network of field recruiters operating in local markets supplements these regional operations. By centralizing and managing the recruiting function on a regional basis, the Company is able to achieve economies of scale that were not available in the previous branch model. These benefits include a greater level of recruiting specialization and stability, and more effective coverage across all markets.

    The reorganization has also benefited the Company's delivery function. Under the old model, the branch staff was responsible for various administrative functions like order processing, and credit and invoice processing. These functions have been removed from the field responsibility and centralized at the Company's corporate headquarters. This has allowed the employees responsible for service delivery to focus on their primary responsibility, which is assigning and managing the Company's technical consultants at client sites. The centralization of administrative functions has also provided the Company with more efficient and accurate processing that is associated with economies of scale.

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

    The Company's second objective was to reduce costs. The Company believes that the competitive nature of its industry requires that services be delivered in the most cost effective manner. By changing to a functional model the Company was able to reduce its real estate requirements and increase management's span of control by centralizing all of the administrative functions. These actions have resulted in the Company reducing its operating costs by a projected
$22 million annually.

ARC SERVICES

    During the past five years, ARC has evolved from a pure IT staffing company into a solutions-based provider of IT services. The Company's IT staffing and solutions services are now sold under the names ARC Staffing Management Services and ARC Technology Management Solutions, respectively. ARC's service offerings are designed to provide its clients with flexibility and expertise to address their IT execution needs whether for managed delivery of a help desk, data center or network administration; developing applications to support business processes; deploying technology across an enterprise; or providing qualified, motivated technical consultants for short or long term engagements.

    ARC Staffing Management Services enables clients to adapt their organizations to changing business or technology needs without adding to fixed costs or making long term commitments to staff. Client staffing needs are fulfilled in two major categories:

    - OPERATIONS--including help desk, desktop support, database administration, LAN/WAN/ telecommunications, and data center operations.

    - APPLICATIONS--including mainframe/midrange, client server desktop, Internet/Intranet, database/ data warehousing and packaged applications.

ARC Staffing Management Services have been offered since the Company's inception in 1988.

    ARC Technology Management Solutions provides management and delivery of infrastructure development and maintenance expertise, offering managed solutions and best practices methodologies. ARC Technology Management Services assists clients in integrating the resources, processes and systems for the design, deployment, operation and support of the clients key IT assets. Technology Management Services are delivered in three primary functional areas:

    - User Support Services;

    - Technology Deployment Services, and

    - Infrastructure Management Services.

The Company invoices the vast majority of the traditional staffing business on an hourly basis.

ARC APPROACH

    The Company has developed a customized approach to the project assignment process that it believes results in a high degree of client and technical consultant satisfaction and repeat business from clients. The Company believes a superior project assignment entails developing a comprehensive understanding of clients' needs, matching clients' needs with requisite skills on a timely basis, and monitoring performance throughout the project. However, the Company believes that the professional and interpersonal skills required to interact with clients and interpret and communicate their needs differ greatly from those required to manage the recruitment and project assignment of technical consultants. Under the ARC approach, project responsibilities are shared between account managers, recruiters and client staffing managers.

    Account managers focus principally on building and fostering relationships with clients, understanding the client's organization and assessing the client's needs, and proposing tailored staffing solutions. Recruiters focus principally on recruiting and establishing relationships with technical personnel, assessing their technical and interpersonal skills, and selecting appropriate technical personnel for a project. Client staffing managers assist in the selection of appropriate technical personnel for a project as well as monitoring and motivating technical consultants on a project. This separation of responsibilities allows account managers, recruiters, and client staffing managers to meet the needs of their respective constituencies while working together to enhance the prospects of a superior project assignment.

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

RECRUITING OF TECHNICAL PERSONNEL

    As the leading edge of technology continues to outpace the availability of leading edge skills, the recruitment and retention of technical personnel represents an expanding challenge. To recruit qualified technical personnel, the Company places newspaper advertisements, maintains a presence at local technical colleges and obtains referrals from its technical employees and clients. The Company has also expanded its use of the internet as a recruiting tool. In addition to recruiting technical personnel through its web site (www.arcnow.com), ARC has entered into a partnership with techies.com, a leading internet job exchange. The partnership adds a new channel to the Company's online recruiting efforts by providing access to the most up-to-date databases of eligible, prospective technology professionals across the country.

    Prospective technical consultants are required to complete an extensive questionnaire regarding skill levels, experience, education and availability, and to provide references. Recruiters maintain an active database of qualified technical personnel along with their related skill levels and availability. This database along with major job boards is the primary tools used to match qualified technical skills to client requests.

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

OPERATIONS

    The Company operates through a network of 41 field offices and 3 recruiting centers located in the United States and Canada. The Company's principal executive offices are located in Barrington, Illinois.

CLIENTS

    The Company's clients consist principally of Fortune 1000 companies and mid-sized organizations with sizable and complex IT operations. The IT requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional projects. During 2000, the Company provided technical staffing solutions to a wide variety of entities including computer services companies, systems integrators, telecommunications companies, banking and financial services entities, manufacturers, distributors, health care providers and utilities. The Company's computer services and systems integrator clients often subcontract ARC's services to their own customers. In 2000, the Company's largest clients, IBM and Hewlett Packard accounted for approximately 15% and 18% of the Company's total revenue, respectively.

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

SEASONALITY

    The Company's quarterly results are affected by employment taxes. In general, the first two quarters of the year carry a significant portion of payroll tax expense. As employees reach annual payroll limits, usually in the third and fourth quarters, the Company's payroll tax expense is reduced. See "Quarterly Financial Information," included elsewhere herein.

EMPLOYEES

    At December 31, 2000, the Company employed approximately 440 staff employees and approximately 2,800 technical employees.

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

    In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

    - The Company's ability to attract and retain qualified information technology professionals;

    - The Company's ability to recruit, train, integrate and retain qualified sales directors, account managers, recruiters and client staffing managers;

    - Competition in the information technology services marketplace;

    - The Company's continued ability to initiate and develop client relationships;

    - The Company's ability to identify and respond to trends in information technology;

    - Unforeseen business trends in the Company's national accounts or other large clients;

    - Pricing pressures and/or wage inflation and the resulting impact on gross profit and net operating margins;

    - The ability to successfully enter new geographic markets;

    - The Company's ability to successfully refinance its debt; and

    - The effect of changes in general economic conditions.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

                   NAME                       AGE                       POSITION
                   ----                     --------                    --------
Raymond R. Hipp...........................     58      Chairman of the Board, President and Chief
                                                       Executive Officer
David Nolan...............................     42      President of Field Operations
Steven Purcell............................     50      Senior Vice President, Chief Financial
                                                       Officer, Secretary and Treasurer
Sharon A. McKinney........................     54      Senior Vice President--Human Resources
Victor Fricas.............................     50      Senior Vice President and Chief
                                                       Information Officer

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

    Mr. David Nolan joined the Company in July 1999. As President of Field Operations, Mr. Nolan has responsibility for all ARC staffing and technology management sales and operations. Prior to joining ARC, he held executive level sales, marketing, business development and product operations positions with IBM from 1983 to 1987, Comdisco from 1987 to 1998, and, most recently, Lucent Technologies. At Comdisco, Mr. Nolan held senior marketing and general management positions serving as president of Comdisco's Disaster Recovery Services division and, later, executive vice president of marketing for Comdisco, Inc.

    Mr. Steven Purcell joined the Company in August 1998 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. In May 1999,
Mr. Purcell was elected to the Board of Directors. Prior to that he was Chief Financial Officer for American Business Information, a provider of business and consumer data and data processing services. From 1991 to 1996 he served as Vice President--Finance, Chief Financial Officer and Treasurer, of Micro Warehouse, a direct marketer of hardware, software and accessories. From 1985 to 1991, he worked for Electrocomponents, PLC, a London-based distributor of electrical products, serving as Chief Executive Officer for its Misco, Inc. subsidiary and, prior to that, as Vice President--Finance for Electrocomponents, Inc., the U.S. holding company.

    Ms. Sharon A. McKinney was named Senior Vice President of Human Resources in January 1999. Ms. McKinney reports to ARC's chief executive officer and is responsible for the human resources function within corporate headquarters and across the entire field organization. She brings to this newly created position 18 years of domestic and international business and human resources management experience. Ms. McKinney joined ARC from GE Capital Fleet Services where she held the position of Senior Vice President, Global Human Resources from 1997 to January of 1999. Previously, Ms. McKinney spent 1988 to 1997 with Square D Company, which today is known as Groupe Schneider, a French company. Following a series of increasingly responsible human resources positions, Ms. McKinney spent her last three years at Groupe Schneider as Director of Human Resources based in Paris, France.

    Mr. Victor Fricas joined the Company in November 1999 as Vice President, Field Operations with responsibility for delivery in the solutions and staffing business. In April, Mr. Fricas received additional responsibility for delivery in the consulting business and also became the Company's Chief Information Officer in November 2000 and was promoted to Senior Vice President. Prior to joining ARC, Mr. Fricas held executive, operational and information technology management positions with Comdisco from 1987 to 1999, and Illinois Tool Works from 1970 to 1987.

ITEM 2. PROPERTIES.

    The Company's principal executive office is currently located in approximately 48,000 square feet of office space in Barrington, Illinois, pursuant to a lease agreement that expires in October 2009. The Company leases office space in major markets across the United States and Canada for all of its sales and recruiting facilities.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    ARC's common stock is traded on the Nasdaq National Stock Market under the symbol "ALRC." No cash dividends have been paid on the common stock since the initial trading in 1994. As of December 31, 2000, ARC had 216 stockholders of record and 17,390,594 outstanding shares of common stock. The table shows the reported high and low sale prices of the common stock for the periods indicated, during the years ended December 31, 2000 and 1999:

                                                                2000                  1999
                                                         -------------------   -------------------
                                                           HIGH       LOW        HIGH       LOW
                                                         --------   --------   --------   --------
First Quarter..........................................   $5.88      $2.13      $15.25     $5.50
Second Quarter.........................................    3.50       1.00        8.63      5.25
Third Quarter..........................................    2.47       0.56        8.75      4.63
Fourth Quarter.........................................    1.00       0.22        6.75      3.56

    During the fourth quarter of 2000, ARC was notified by Nasdaq Listing Qualifications Department that it had failed to maintain listing criteria for minimum bid price on its common shares. On March 8, 2001 an oral hearing was held with Nasdaq Listing Qualifications Department. Based on the oral hearing, ARC received notification from Nasdaq that it had been granted an exception until June 15, 2001 to satisfy the minimum bid price requirement. In that regard, the Company intends to seek stockholder approval to implement a reverse stock split at its June 14, 2001 Annual Meeting.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                            2000 (1)   1999 (2)   1998 (3)     1997       1996
                                            --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Revenue...................................  $261,764   $329,572   $338,560   $262,970   $196,728
Cost of services..........................   184,287    227,435    225,127    172,248    124,268
                                            --------   --------   --------   --------   --------

    Gross profit..........................    77,477    102,137    113,433     90,722     72,460
Selling, general and administrative.......    83,288     93,007     92,734     68,122     51,538
Restructuring and other charges...........    36,573      5,220     29,610         --         --
                                            --------   --------   --------   --------   --------

    Operating expenses....................   119,861     98,227    122,344     68,122     51,538

    Income (loss) from operations.........   (42,384)     3,910     (8,911)    22,600     20,922
Other income (expense), net...............    (5,489)    (3,476)    (3,324)       232      1,107
                                            --------   --------   --------   --------   --------

    Income (loss) before income tax
      expense (benefit)...................   (47,873)       434    (12,235)    22,832     22,029
Income tax expense (benefit)..............    (4,479)       879      5,520      8,743      8,811
                                            --------   --------   --------   --------   --------

    Net income (loss).....................  $(43,394)  $   (445)  $(17,755)  $ 14,089   $ 13,218
                                            ========   ========   ========   ========   ========

Basic and diluted earnings (loss) per
  share...................................  $  (2.76)  $  (0.03)  $  (1.13)  $   0.88   $   0.82
                                            ========   ========   ========   ========   ========
Shares used in computing basic and diluted
  earnings (loss) per share...............    15,733     15,642     15,779     16,052     16,077
                                            ========   ========   ========   ========   ========

SELECTED BALANCE SHEET DATA:
Total assets..............................  $ 89,687   $146,522   $137,955   $174,450   $ 64,403
Long-term debt............................        --         --     47,000     73,500         --
Stockholders' equity......................     7,711     50,850     52,529     70,645     55,667

------------------------

(1) As detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations, results for 2000 include a pre-tax charge for restructuring, other charges, and goodwill impairment totaling
    $36.6 million. Excluding these items, loss from operations was $5.8 million, net loss was $6.1 million and diluted earnings per share was $(.39).

(2) As detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations, results for 1999 include a pre-tax charge for restructuring and other charges totaling $5.2 million. Excluding these items, income from operations was $9.1 million, net income was $2.7 million and diluted earnings per share was $0.17.

(3) As detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations, results for 1998 include pre-tax charges for restructuring and goodwill impairment totaling $29.6 million. Excluding these items, income from operations was $20.7 million, net income was $10.4 million and diluted earnings per share was $0.64.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Alternative Resources Corporation ("ARC" or the "Company") is a leading provider of information technology management and staffing solutions. The Company serves Fortune 1000 and mid-sized clients from a network of offices located throughout the U.S. and Canada.

    The Company reorganized its field structure from a branch-based model to a model organized by the functional areas of sales, recruiting and service delivery. The new model was announced in late 1999 and implementation began in January 2000. The new model is designed to sell, recruit for and deliver the Company's services much more effectively and efficiently. As part of this process, administrative functions that were previously attended to in the branch structure have now been centralized where they can be processed in a more efficient manner. In addition, with this new model many of the field sales and delivery functions will require less office space than required under the old model.

    In connection with the new model, the Company incurred restructuring and other charges of $1.7 million in 2000, most of which relates to a write-off of excess fixed assets which is also related to the downsizing of office space and severance costs associated with the elimination of certain positions.

    The Company also reviewed its intangibles during the 4th quarter of 2000 and recorded an impairment charge of $34.9 million related to goodwill. A more detailed explanation is described below in the "Impairment of Goodwill--2000."

RESTRUCTURING AND OTHER CHARGES--2000

    The Company recorded a $36.6 million charge during the fourth quarter of 2000, which consisted of the following components (in millions):

Impairment of goodwill......................................   $34.9
Impairment of assets and other charges......................     1.2
Restructuring charge........................................     0.5
                                                               -----
                                                               $36.6
                                                               =====

    The 2000 restructuring and other charges impacted the Company's 2000 statement of operations by decreasing income before income taxes by $36.6 million, decreasing net income by $37.3 million and decreasing earnings per share by $2.37.

IMPAIRMENT OF GOODWILL--2000

    During the fourth quarter of 2000, the Company reviewed its remaining intangible assets relating to the 1997 acquisition of CGI Systems, Inc. ("CGI") for any impairment based on a trend of declining operating margins. After giving effect to purchase price adjustments, escrow refunds, acquisition costs, amortization and the write-down of goodwill in 1998, the remaining unamortized goodwill balance as of September 30, 2000 was $37.7 million, which consisted of goodwill allocated to the following three components of CGI's acquired business (in millions):

National Technical Service ("NTS")..........................   $ 2.8
Programming Services........................................    18.2
Consulting..................................................    16.7
                                                               -----
                                                               $37.7
                                                               =====

    The Company allocated goodwill separately to each component of the acquired business due to each component having a different operating cash flow and business strategy. Thus, the Company performed a recoverability analysis for each component of the business for purposes of impairment. The recoverability analysis compared the projected future undiscounted cash flows over the estimated useful life for each component versus the carrying net book value of the goodwill allocated to each component. This analysis supported a goodwill valuation of zero for the Programming Services and Consulting components of the acquired business, which resulted in a write off of impaired goodwill totaling $34.9 million. The recoverability analysis for the NTS component of the business resulted in a positive future undiscounted cash flow in excess of the unamortized balance of goodwill allocated to the NTS business; as such, there was no impairment to the $2.8 million goodwill allocated to NTS.

    A partial write-off to operations of $25.7 million related to goodwill allocated to these business components was previously recorded in 1998. See "Impairment of Goodwill--1998" below for more information.

IMPAIRMENT OF ASSETS AND OTHER CHARGES--2000

    The $1.2 million impairment of assets and other charges relates primarily to write-downs of fixed asset values due to the re-engineering of the Company's field operations. The charge includes a write-down of office furniture, leasehold improvements and computers to their estimated fair value as a result of the reduction in staff and office space.

RESTRUCTURING CHARGE--2000

    The restructuring charge of $0.5 million represents the severance costs associated with the restructuring of the Company's sales, recruiting, delivery and administrative support models. A total of 29 positions were eliminated, with 20 of them being administrative positions. This charge was a continuation of the 1998 restructuring, which was designed to optimize the branch field model. At December 31, 2000, the remaining accrued severance costs on the balance sheet was $0.3 million, which is expected to be paid out during 2001.

RESTRUCTURING AND OTHER CHARGES--1999

    The Company recorded a $5.2 million charge during the fourth quarter of 1999, which consisted of the following components (in millions):

Restructuring charge........................................    $4.1
Impairment of assets and other charges......................     1.1
                                                                ----
                                                                $5.2
                                                                ====

    The 1999 restructuring and other charges impacted the Company's 1999 statement of operations by decreasing income before income taxes by $5.2 million, decreasing net income by $3.1 million and decreasing earnings per share by $0.20.

RESTRUCTURING CHARGE--1999

    The 1999 restructuring charge, which totaled $4.1 million, represented real estate and severance costs associated with re-engineering the Company's sales, recruiting and delivery models. This action was a natural extension of the restructuring announced in 1998, which was designed to optimize the existing branch field model, and entails a comprehensive shift to a model organized along the functional lines of sales, recruiting and delivery. The new model is more efficient in terms of meeting the demands of the Company's clients at a lower cost.

    A majority of the $4.1 million restructuring charge related to lease costs associated with vacating offices as the Company downsized its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space that required 60% less square footage than what is currently used. The net impact lowered the Company's annual fixed occupancy costs by approximately $1.8 million without a loss in geographic coverage or functionality of workspace. Of the $4.1 million restructuring charge, $3.5 million represents the present value of ongoing lease obligations for vacated offices net of anticipated sublease income as well as estimated broker commissions and leasehold improvement costs necessary to sublease vacated offices. Management moved the majority of its office locations into smaller space by the end of the first quarter of 2000 with the remainder of the office locations moved in the second quarter.

    The remaining $0.6 million of the $4.1 million restructuring charge related to severance costs associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 employees left in the fourth quarter of 1999 and the remainder left in the first quarter of 2000. The Company's savings resulting from the restructuring relating to selling, general and administrative expenses totaled approximately $8.0 million for the year ended December 31, 2000.

IMPAIRMENT OF ASSETS AND OTHER CHARGES--1999

    Approximately $0.8 million of the $1.1 million impairment of assets and other charges relates to write-downs of fixed asset values, primarily due to the re-engineering of the Company's field operations. The reduction in staff and office space has created excess office furniture, leasehold improvements and computers, which were written down to their estimated fair value.

RESTRUCTURING AND OTHER CHARGES--1998

    The Company incurred restructuring and other charges of $29.6 million in the third quarter of 1998, which consisted of the following elements (in millions):

Impairment of goodwill......................................   $25.7
Restructuring charge........................................     3.9
                                                               -----
                                                               $29.6
                                                               =====

    The 1998 restructuring and other charges impacted the Company's 1998 statement of operations by decreasing income before income taxes by $29.6 million, decreasing net income by $28.1 million and decreasing earnings per share by $1.77.

IMPAIRMENT OF GOODWILL--1998

    During the third quarter of 1998, the Company performed an impairment review of goodwill in accordance with the requirements of SFAS No. 121. The review indicated that there was an impairment of value, which resulted in a $25.7 million charge to expense in order to properly reflect the estimated realizable value of goodwill at the time. The facts and circumstances leading to the impairment review and related revaluation are as follows.

    The Company acquired CGI in the fourth quarter of 1997. The acquisition of CGI consisted of three components, one that was subject to an earn-out agreement. Accordingly, the portion of the purchase price related to this component of the acquired business was placed in an escrow account to be paid to the sellers if the earn-out targets were achieved. As such, the ultimate purchase price for this component of the acquired business was to be determined pending settlement of the escrow arrangement. In the fourth quarter of 1998, the Company and the sellers negotiated an escrow disbursement agreement whereby approximately one-half of the escrow was paid to the sellers and one-half to the Company. The portion that was paid to the sellers was added to the CGI goodwill as part of the CGI purchase price. Subsequent to this escrow settlement, an impairment review was performed on this portion of CGI goodwill. The projected future undiscounted cash flows over the estimated useful life of this portion of the acquired business were more than sufficient to recover the related carrying value of goodwill.

    The portion of the CGI purchase price that was not placed in escrow related to the other two components of the acquired business. This part of the purchase price was allocated to the net assets acquired, with the remainder classified as goodwill. Subsequent information about these two components of CGI's business which was obtained through the audit of CGI's opening balance sheet, completed in the third quarter of 1998, and the integration of the acquired businesses into the Company's operations, indicated that the revenue base and the profitability of these two business components were lower than expected. Impairment was recognized when projected future undiscounted cash flows for these components of the acquired business were insufficient to recover the related carrying value of the CGI goodwill. As such, the carrying value of the CGI goodwill that relates to these components of the acquired business was written down to the Company's estimated fair value. The Company used discounted cash flow projections over the remaining estimated useful life of the acquired business components to determine the appropriate value of the related goodwill. This review supported a goodwill valuation of approximately $29.0 million for these components of the acquired business, which resulted in a write-off of impaired goodwill totaling $21.0 million.

    During the first quarter of 1998, the Company acquired Writers, Inc. ("Writers"), a company that specialized in providing technical writing services. After a thorough review of the Company's strategic initiatives, management determined that this business was not strategic to the Company's long-term plans. As a result, the Writers goodwill was revalued to reflect the projected discounted cash flows from the business that was acquired. This evaluation resulted in a write-off of substantially all of the Writers goodwill, totaling $4.7 million.

RESTRUCTURING CHARGE--1998

    The restructuring charge consists of expenses associated with reorganizing the Company's management structure as well as expenses related to a restructuring of the Company's operating model. Of the $3.9 million restructuring charge, $1.9 million represented severance pay and other employment-related expenses connected with reorganizing the management structure. The remaining $2.0 million of the restructuring charge represented costs associated primarily with staff reductions and consolidation of sales offices as management implemented a plan to reduce operating costs and optimize the Company's operating model.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenue represented by certain line items of ARC's consolidated statements of operations for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue.....................................................    100.0 %    100.0 %    100.0 %
Cost of services............................................     70.4       69.0       66.5
                                                               ------     ------     ------
  Gross profit..............................................     29.6       31.0       33.5
Selling, general and administrative.........................     31.8       28.2       27.4
Restructuring and other charges.............................     14.0        1.6        8.7
                                                               ------     ------     ------
  Operating expenses........................................     45.8       29.8       36.1
  Income (loss) from operations.............................    (16.2)       1.2       (2.6)
Other expense, net..........................................     (2.1)      (1.1)      (1.0)
                                                               ------     ------     ------
  Income (loss) before income tax expense (benefit).........    (18.3)       0.1       (3.6)
Income tax expense (benefit)................................     (1.7)       0.2        1.6
                                                               ------     ------     ------
  Net loss..................................................    (16.6)%     (0.1)%     (5.2)%
                                                               ======     ======     ======

FISCAL 2000 COMPARED TO FISCAL 1999

    REVENUE. Revenues consist of fees earned from ARC Staffing Management Services and ARC Technology Management Solutions. Revenue decreased
$67.8 million or 20.6% from $329.6 million in 1999 to $261.8 million in 2000, primarily from the restructuring of the Company from a branch organization to a functionally organized business model. This change in business model resulted in significant disruption to the business and increased the turnover in both the staff and technical consultants. Also contributing to the decrease in revenue was an overall slowdown in IT spending as companies chose to ensure a return on the IT investments made in preparation for the year 2000. ARC Technology Management Solutions revenue decreased by $25.8 million or 24.8% from $104.0 in 1999 million to $78.2 million in 2000. The Company's traditional staffing business decreased by $42.0 million or 18.7% from $225.6 million in 1999 to $183.6 million in 2000.

    GROSS PROFIT. Gross profit decreased by $24.7 million or 24.1% from $102.1 million in 1999 to $77.5 million in 2000. The decrease was primarily attributable to the reduction in revenue. As a percentage of revenues, gross profit decreased by 1.4% from 31.0% in 1999 to 29.6% in 2000 due to a significant decrease in utilization of technical resources on a major project with one customer coupled with lower overall utilization of technical resources caused by reduced business volumes. The major project situation was identified in late 1999 and rectified in early 2000, restoring margins for the customer to closer to historical levels.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of sales and marketing costs, recruiting, retention and training costs and management and administrative costs. Selling, general and administrative expenses decreased by $9.7 million or 10.4% from $93.0 million in 1999 to $83.3 million in 2000. The selling, general and administrative expense decrease was attributable to the restructuring actions taken in 1999, which is reflected in reduced office space and lower headcount. The Company took further restructuring actions in late 2000, which is reflected in the 2000 restructuring and other charges. The impact of these actions only partially reduced operating expenses in 2000 but is expected to have a greater impact on the reduction of operating expenses in 2001. In the latter part of 2000, the Company reduced headcount by 95 people, which realigned the field operations and eliminated certain redundant corporate staff. As a percentage of revenues, selling, general and administrative expenses increased by 3.6% from 28.2% in 1999 to 31.8% in 2000, primarily as a result of the decline in revenues.

    RESTRUCTURING AND OTHER CHARGES. Restructuring and other charges increased by $31.4 million or 600.6% from $5.2 million in 1999 to 36.6 million in 2000. As a percentage of revenues, restructuring and other charges increased by 12.4% from 1.6% in 1999 to 14.0% in 2000. The increases were primarily due to the write-off of various impaired assets in 2000 related to the 1997 acquisition of CGI.

    INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations decreased by $46.3 million from income of $3.9 million in 1999 to a loss of $42.4 million in 2000. Included in the 2000 loss was the restructuring charge of $36.6 million, as previously discussed. Excluding the restructuring charge, the loss was $5.8 million. The loss was primarily attributable to the reduction in revenue caused by the Company's elimination of the branch model as well as the overall slowdown in IT spending.

FISCAL 1999 COMPARED TO FISCAL 1998

    REVENUE. Revenues consist of fees earned from ARC Staffing Management Services and ARC Technology Management Solutions. Revenue decreased slightly by $9.0 million or 2.7% from $338.6 million in 1998 to $329.6 million in 1999, primarily as a result of a general industry slowdown in IT staffing demand caused by the year 2000 phenomenon. Many companies were reluctant to implement IT projects as their systems were brought into year 2000 compliance. The slowdown in demand was very pronounced in the latter half of 1999. In addition, 1999 revenue was impacted by a difference in interpretation of the Company's master service agreement with one of its major clients, which reduced 1999 revenue by $2.2 million. ARC Technology Management Solutions revenue increased by 4.3% in 1999 compared with 1998, while the Company's traditional staffing service revenue, ARC Staffing Management Services, decreased by 5.6% in 1999 compared with 1998. Both service lines were impacted by the aforementioned industry slowdown.

    GROSS PROFIT. Gross profit decreased by $11.3 million or 10.0%, from $113.4 million in 1998 to $102.1 million in 1999. As a percentage of revenues, gross profit decreased by 2.5% from 33.5% in 1998 to 31.0% in 1999. The decreases were primarily due to the decrease in revenue in 1999, the $2.2 million settlement with a major customer and lower gross margin on several projects. Overall, gross margin declined from 33.5% in 1998 to 31.0% in 1999, primarily as a result of two factors. First, changes in processes at both the client and within ARC caused a significant decrease in utilization of technical resources on a major project. Management has met with the client to correct the situation and the proper adjustments were made to return the project to historical profitability. The second factor impacting the 1999 gross margin was lower utilization of permanent technical staff during the last half of the year as demand slowed.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of sales and marketing costs, recruiting, retention and training costs and management and administrative costs. Selling, general and administrative expenses increased by $0.3 million or 0.3% from $92.7 million in 1998 to $93.0 million in 1999. As a percentage of revenues, selling, general and administrative expenses increased by 0.8% from 27.4% in 1998 to 28.2% in 1999. The increases for 1999 were mostly attributable to the decrease in revenue as the fixed portion of the operating expenses was spread over a smaller revenue base.

    RESTRUCTURING AND OTHER CHARGES. Restructuring and other charges decreased by $24.4 million or 82.4% from $29.6 million in 1998 to $5.2 million in 1999. As a percentage of revenues, restructuring and other charges decreased 7.1% from 8.7% in 1998 to 1.6% in 1999. The reason for the decrease in 1999, as compared to 1998 was that the Company had limited write-offs in 1999 relating to restructuring of its field structure and impairment of certain assets relating to its acquisitions.

    INCOME (LOSS) FROM OPERATIONS. Income loss from operations increased by $12.8 million or 143.9% from a loss of $8.9 million in 1998 to $3.9 million of income in 1999. Excluding the restructuring and other charges of $29.6 million in 1998 and $5.2 million in 1999, income (loss) from operations decreased from $20.7 million in 1998 to $9.1 million 1999. The decrease was due primarily to lower revenue in 1999 and the previously mentioned higher cost of services on several projects where technical resources were underutilized. Income (loss) from operations as a percentage of total revenue increased from (2.6)% in 1998 to 1.2% in 1999. Excluding restructuring and other charges, income (loss) from operations as a percentage of revenue decreased from 6.1% in 1998 to 2.8% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    ARC has historically financed its operations and capital expenditures through sales of equity securities, a bank line of credit and cash generated from operations. Net cash provided by operations was $8.6 million, $2.6 million and $23.0 million in 2000, 1999 and 1998, respectively. Net cash flow from operations in 2000 was impacted by a decrease in accounts receivable of approximately $14.2 million due to reduced revenue, and increases of payroll and related expenses and accrued expenses and liabilities of $3.8 million and $3.2 million, respectively. Net cash flow from operations in 1999 was impacted by approximately $5.0 million of estimated income tax payments made during the first half of the year that were refunded in the first half of 2000. Net cash flow in 1998 was favorably impacted by the payment of approximately
$8.0 million of accounts receivable, net of related accounts payable, that were part of the CGI acquisition and were included in the Company's balance sheet as of December 31, 1997.

    Current liabilities exceeded current assets by $12.7 million at December 31, 2000. Current liabilities include $44 million of outstanding borrowings against the line of credit that has a maturity date of May 4, 2001. During 2000, the Company used the cash provided by operations to reduce its debt by $8 million from $52 million in 1999 to $44 million at the end of 2000. Since December 31, 2000, the Company has paid down the debt by an additional
$6 million, to approximately $38 million as of March 31, 2001. The Company has been able to reduce its debt level by aggressive collection of its accounts receivable, tax refunds and reduced expense levels. The Company's current debt levels have put the Company in a significantly better position to obtain long-term financing. The Company is currently negotiating terms for a new credit facility that would lower interest costs and extend the term to 2004. The Company expects to obtain long-term financing prior to the expiration of its current loan agreement on May 4, 2001. Should the financing not be completed by that date, the Company would seek to extend the maturity date of the loan agreement with its current bank group until permanent financing can be obtained. There can be no guarantee that the Company will obtain the long-term financing or, alternatively, that its current bank group will extend the existing loan agreement. However, the Company believes that its demonstrated ability to generate increasing EBITDA and the significantly lower debt levels have positioned the Company to complete a long-term financing arrangement. Over the last four quarters the Company's EBITDA has been ($1.2) million, $0.3 million, $0.9 million, and $1.2 million, respectively, and the Company further anticipates EBITDA of over $2.0 million in the first quarter of 2001.

    Capital spending was reduced from $12.0 million in 1999 to $1.9 million in 2000 as the Company had completed all the necessary capital spending relative to the new business model in 1999. The Company does not anticipate that its capital requirements going forward will be significantly greater than $2 million to $3 million per annum. Assuming the successful negotiation of a new credit facility, the Company believes its cash balances and funds from operations together with funds available under such credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

QUARTERLY FINANCIAL RESULTS

    The following tables set forth certain unaudited quarterly results of operations of the Company for 2000 and 1999. The quarterly operating results are not necessarily indicative of future results of operations.

                                                            THREE MONTHS ENDED (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  -----------------------------------------
                                                       MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                                         2000       2000       2000       2000
                                                       --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenue..............................................  $70,520    $65,856    $64,372    $ 61,016
Cost of services.....................................   51,782     45,513     44,250      42,742
                                                       -------    -------    -------    --------
  Gross profit.......................................   18,738     20,343     20,122      18,274
                                                       -------    -------    -------    --------
Selling, general and administrative expenses.........   21,758     21,880     21,220      18,430
Restructuring and other charges......................       --         --         --      36,573
                                                       -------    -------    -------    --------
Total operating expenses.............................   21,758     21,880     21,220      55,003
                                                       -------    -------    -------    --------

Loss from operations.................................   (3,020)    (1,537)    (1,098)    (36,729)

Other expense, net...................................    1,029        154      2,173       2,133
                                                       -------    -------    -------    --------
Loss before income taxes.............................   (4,049)    (1,691)    (3,271)    (38,862)
Income tax benefit...................................   (1,541)      (543)    (1,050)     (1,345)
                                                       -------    -------    -------    --------
Net loss.............................................  $(2,508)   $(1,148)   $(2,221)   $(37,517)
                                                       =======    =======    =======    ========

Loss per share:
  Basic and diluted..................................  $ (0.16)   $ (0.07)   $ (0.14)   $  (2.27)
                                                       =======    =======    =======    ========
Weighted-average common shares outstanding:
  Basic and diluted..................................   15,521     15,498     15,506      16,515
                                                       =======    =======    =======    ========

                                                            THREE MONTHS ENDED (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  -----------------------------------------
                                                       MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                                         1999       1999       1999       1999
                                                       --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenue..............................................  $81,905    $85,956    $84,171    $77,540
Cost of services.....................................   54,431     57,106     58,902     56,996
                                                       -------    -------    -------    -------
  Gross profit.......................................   27,474     28,850     25,269     20,544
                                                       -------    -------    -------    -------
Selling, general and administrative expenses.........   22,309     23,137     23,480     24,081
Restructuring and other charges......................       --         --         --      5,220
                                                       -------    -------    -------    -------
Total operating expenses.............................   22,309     23,137     23,480     29,301
                                                       -------    -------    -------    -------

Income (loss) from operations........................    5,165      5,713      1,789     (8,757)

Other expense, net...................................      687        707      1,060      1,022
                                                       -------    -------    -------    -------
Income (loss) before income taxes....................    4,478      5,006        729     (9,779)
Income tax expense (benefit).........................    1,842      2,028        387     (3,378)
                                                       -------    -------    -------    -------
Net income (loss)....................................  $ 2,636    $ 2,978    $   342    $(6,401)
                                                       =======    =======    =======    =======

Earnings (loss) per share:
  Basic..............................................  $  0.17    $  0.19    $  0.02    $ (0.41)
                                                       =======    =======    =======    =======
  Diluted............................................  $  0.17    $  0.19    $  0.02    $ (0.41)
                                                       =======    =======    =======    =======
Weighted-average common shares outstanding:
  Basic..............................................   15,734     15,724     15,599     15,516
                                                       =======    =======    =======    =======
  Diluted............................................   15,947     15,767     15,636     15,516
                                                       =======    =======    =======    =======

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity", an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS
No. 138 are effective for all fiscal quarters of all fiscal years beginning after December 31, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, which did not have a significant impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At December 31, 2000, the Company had $44 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank's base rate would increase the annual amount of interest paid by $0.4 million.

    The Company does not currently have any derivative financials instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the financial statements, financial statement schedules and notes thereto included elsewhere in this report and listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    a.  Directors of the Company

           The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2001, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

    b.  Executive Officers of the Company

           Reference is made to "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2001, under the captions "Executive Compensation" and "Board of Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2001, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                         PAGE
                                                                       --------
(a)(i) FINANCIAL STATEMENTS

         Independent Auditors' Report................................     23

         Consolidated Balance Sheets--as of December 31, 2000 and
         1999........................................................     24

         Consolidated Statements of Operations--years ended
         December 31, 2000, 1999 and 1998............................     25

         Consolidated Statements of Comprehensive Income--years ended
         December 31, 2000, 1999 and 1998............................     26

         Consolidated Statements of Changes in Stockholders'
         Equity--years ended December 31, 2000, 1999 and 1998........     27

         Consolidated Statements of Cash Flows--years ended
         December 31, 2000, 1999 and 1998............................     28

         Notes to Consolidated Financial Statements..................     29

(ii) FINANCIAL STATEMENT SCHEDULES

         Schedule II--Valuation and Qualifying Accounts..............     42

(iii) EXHIBITS

         Exhibits submitted with the Annual Report on Form 10-K as
         filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the
         Exhibit Index...............................................     21

(b) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended December 31, 2000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 23, 2001.

                                                       ALTERNATIVE RESOURCES CORPORATION

                                                       By   /s/ RAYMOND R. HIPP
                                                            -----------------------------------------
                                                            Raymond R. Hipp, Chairman of the Board,
                                                            President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on MARCH 23, 2001.

              SIGNATURE                                       TITLE
              ---------                                       -----
         /s/ RAYMOND R. HIPP
    ----------------------------       Chairman of the Board, President and Chief
           Raymond R. Hipp             Executive Officer (Principal Executive Officer)

         /s/ STEVEN PURCELL            Senior Vice President and Chief Financial Officer,
    ----------------------------       Secretary, Treasurer and Director
           Steven Purcell              (Principal Financial Officer)

         /s/ JOANNE BRANDES
    ----------------------------       Director
           Joanne Brandes

         /s/ GEORGE B. COBBE
    ----------------------------       Director
           George B. Cobbe

          /s/ SYD N. HEATON
    ----------------------------       Director
            Syd N. Heaton

         /s/ A. DONALD RULLY
    ----------------------------       Director
           A. Donald Rully

         /s/ BRUCE R. SMITH
    ----------------------------       Director
           Bruce R. Smith

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
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

   4.2 Credit agreement dated November 7, 1997, incorporated by reference herein to Exhibit 4 to the Company's Form 8-K dated November 7, 1997. (File No. 0-23940)

   4.3                  Sixth amendment to credit agreement dated August 31, 2000.

   4.4 Seventh amendment to credit agreement dated December 04, 2000.

   4.5 Eighth amendment to credit agreement dated December 29, 2000.

   Exhibits 10.1 through 10.10 are management contracts or compensatory plans or arrangements.

   10.1                 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for
                        the period ended June 30, 1997. (File No. 0-23940)

   10.2                 Form of Indemnity Agreement between Alternative Resources
                        Corporation and its directors and officers. Incorporated
                        herein by reference to Exhibit 10.10 to the Company's
                        Registration Statement on Form S-1, as amended, Registration
                        No. 33-76584.

   10.3                 Executive Employment Agreement between Alternative Resources
                        Corporation and Raymond R. Hipp dated July 23, 1998.
                        Incorporated herein by reference to Exhibit 10.1 to the
                        Company's Form 10-Q for the period ended September 30,
                        1998. (File No. 0-23940).

   10.4                 Executive Employment Agreement between Alternative Resources
                        Corporation and Steven Purcell dated August 1, 1998.
                        Incorporated herein by reference to Exhibit 10.2 to the
                        Company's Form 10-Q for the period ended September 30,
                        1998. (File No. 0-23940).

   10.5                 Stock Option Agreement between Alternative Resources
                        Corporation and Raymond R. Hipp dated July 23, 1998.
                        Incorporated herein by reference to the Exhibit 10.8 to the
                        Company's Form 10-K for the period ended December 31, 1999.
                        (File No. 0-23940).

   10.6                 Stock Option Agreement between Alternative Resources
                        Corporation and Steven Purcell dated August 3, 1998.
                        Incorporated herein by reference to the Exhibit 10.9 to the
                        Company's Form 10-K for the period ended December 31, 1999.
                        (File No. 0-23940).

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
   10.7                 Executive Employment Agreement between Alternative Resources
                        Corporation and David Nolan dated July 1, 1999. Incorporated herein by reference to the Exhibit 10.1 to the Company's
                        Form 10-Q for the period ended September 30, 1999. (File
                        No. 0-23940).

   10.8                 Stock Option Agreement between Alternative Resources
                        Corporation and David Nolan dated July 1, 1999. Incorporated herein by reference to the Exhibit to the Company's
                        Form 10-Q for the period ended September 30, 1999. (File
                        No. 0-23940).

   10.9                 Executive Employment Agreement between Alternative Resources
                        Corporation and Sharon McKinney dated November 1, 2000.

   10.10                Executive Employment Agreement between Alternative Resources
                        Corporation and Victor Fricas dated November 1, 2000.

   21                   Subsidiaries of Alternative Resources Corporation

   23                   Consent of KPMG LLP

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTERNATIVE RESOURCES CORPORATION:

We have audited the accompanying consolidated balance sheets of Alternative Resources Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Chicago, Illinois
MARCH 23, 2001

                       ALTERNATIVE RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                   2000              1999
                                                              ---------------   ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $    114          $    374
  Short-term investments....................................          639                --
  Trade accounts receivable, net of allowance for doubtful
    accounts, $1,503 in 2000 and $1,522 in 1999.............       57,124            71,797
  Prepaid expenses..........................................        1,325               886
  Income taxes receivable...................................        7,059             9,969
  Other receivables.........................................          295               421
  Deferred income taxes.....................................        1,030               534
                                                                 --------          --------
Total current assets........................................       67,586            83,981
                                                                 --------          --------

PROPERTY AND EQUIPMENT:
  Office equipment..........................................        8,109            11,086
  Furniture and fixtures....................................        2,404             1,935
  Software..................................................       17,739            16,740
  Leasehold improvements....................................        1,973             1,474
                                                                 --------          --------
                                                                   30,225            31,235
  Less accumulated depreciation and amortization............      (12,110)           (8,319)
                                                                 --------          --------
Net property and equipment..................................       18,115            22,916
                                                                 --------          --------

OTHER ASSETS:
  Goodwill, net of amortization, $2,651 in 2000 and $2,238
    in 1999.................................................        2,799            38,432
  Other assets..............................................        1,119             1,193
                                                                 --------          --------
Total other assets..........................................        3,918            39,625
                                                                 --------          --------
Total assets................................................     $ 89,619          $146,522
                                                                 ========          ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft............................................     $  5,512          $  4,422
  Short-term debt...........................................       43,966            52,000
  Accounts payable..........................................       14,053            12,726
  Payroll and related expenses..............................       10,927            14,724
  Accrued expenses..........................................        5,908             8,954
                                                                 --------          --------
Total current liabilities...................................       80,366            92,826
                                                                 --------          --------

  Other liabilities.........................................          294               455
  Deferred income taxes.....................................        1,316             2,391
                                                                 --------          --------

Total liabilities...........................................       81,976            95,672
                                                                 --------          --------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.01 par value, 1,000,000 shares
    authorized; none issued and outstanding)................           --                --
  Common stock ($.01 par value, 50,000,000 shares
    authorized; 17,390,594 and 16,015,942 shares issued in
    2000 and 1999, respectively)............................          174               160
  Additional paid-in capital................................       27,425            27,000
  Deferred compensation.....................................         (318)               --
  Accumulated other comprehensive income....................          172                12
  Retained earnings (accumulated deficit)...................      (15,013)           28,381
                                                                 --------          --------
                                                                   12,440            55,553
  Treasury shares, at cost (585,800 and 500,000 shares in
    2000 and 1999, respectively)............................       (4,797)           (4,703)
                                                                 --------          --------
Total stockholders' equity..................................        7,643            50,850
                                                                 --------          --------
Total liabilities and stockholders' equity..................     $ 89,619          $146,522
                                                                 ========          ========

        See accompanying notes to the consolidated financial statements.

                       ALTERNATIVE RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.................................................   $261,764      $329,572      $338,560
Cost of services........................................    184,287       227,435       225,127
                                                           --------      --------      --------
  Gross profit..........................................     77,477       102,137       113,433
                                                           --------      --------      --------
Selling, general and administrative expenses............     83,288        93,007        92,734
Restructuring and other charges.........................     36,573         5,220        29,610
                                                           --------      --------      --------
  Operating expenses....................................    119,861        98,227       122,344
                                                           --------      --------      --------
  Income (loss) from operations.........................    (42,384)        3,910        (8,911)
Other expense, net......................................     (5,489)       (3,476)       (3,324)
                                                           --------      --------      --------
  Income (loss) before income tax expense (benefit).....    (47,873)          434       (12,235)
Income tax expense (benefit)............................     (4,479)          879         5,520
                                                           --------      --------      --------
  Net loss..............................................   $(43,394)     $   (445)     $(17,755)
                                                           ========      ========      ========

Net loss per share:
  Basic and diluted.....................................   $  (2.76)     $  (0.03)     $  (1.13)
                                                           ========      ========      ========

Shares used to compute net loss per share:
  Basic and diluted.....................................     15,733        15,642        15,779
                                                           ========      ========      ========

        See accompanying notes to the consolidated financial statements.

                       ALTERNATIVE RESOURCES CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Net loss................................................  $(43,394)   $(445)    $(17,755)
  Foreign currency translation adjustment, net of tax...       (61)      23          (51)
  Unrealized gains on securities, net of tax:
    Unrealized holding gains arising during the
      period............................................       221       --          237
    Less: reclassification adjustment for gains included
      in net loss.......................................        --       --         (484)
                                                          --------    -----     --------
Other comprehensive income (loss).......................       160       23         (298)
                                                          --------    -----     --------
Comprehensive loss......................................  $(43,234)   $(422)    $(18,053)
                                                          ========    =====     ========

        See accompanying notes to the consolidated financial statements.

                       ALTERNATIVE RESOURCES CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   PREFERRED STOCK         COMMON STOCK         TREASURY STOCK      ADDITIONAL
                                 --------------------   -------------------   -------------------    PAID-IN       DEFERRED
                                  SHARES     AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION
                                 --------   ---------   --------   --------   --------   --------   ----------   -------------
Balance at December 31, 1997...       --    $     --     15,777      $158        (19)    $  (419)    $23,886         $  --
Exercise of stock options......       --          --        180         2         --          --       2,524            --
Repurchase of common stock.....       --          --         --        --       (248)     (2,674)         --            --
Payments to employee stock
  purchase plan................       --          --         --        --         --          --        (214)           --
Translation adjustment, net of
  tax..........................       --          --         --        --         --          --          --            --
Unrealized loss on
  available-for-sale
  securities, net of tax.......       --          --         --        --         --          --          --            --
Tax effect recognized on stock
  options exercised............       --          --         --        --         --          --         451            --
Net loss.......................       --          --         --        --         --          --          --            --
                                 --------   ---------    ------      ----       ----     -------     -------         -----
Balance at December 31, 1998...       --          --     15,957       160       (267)     (3,093)     26,647            --
Exercise of stock options......       --          --         59        --         --          --         490            --
Repurchase of common stock.....       --          --         --        --       (233)     (1,610)         --            --
Payments to employee stock
  purchase plan................       --          --         --        --         --          --        (190)           --
Translation adjustment, net of
  tax..........................       --          --         --        --         --          --          --            --
Tax effect recognized on stock
  options exercised............       --          --         --        --         --          --          53            --
Net loss.......................       --          --         --        --         --          --          --            --
                                 --------   ---------    ------      ----       ----     -------     -------         -----
Balance at December 31, 1999...       --          --     16,016       160       (500)     (4,703)     27,000            --
Exercise of stock options......       --          --         21        --         --          --          52            --
Repurchase of common stock.....       --          --         --        --        (86)        (94)         --            --
Issuance of restricted common
  stock........................       --          --      1,240        12         --          --         366          (318)
Issuance of common stock to
  employee stock purchase
  plan.........................       --          --        114         2         --          --         198            --
Payments to employee stock
  purchase plan................       --          --         --        --         --          --        (123)           --
Translation adjustment, net of
  tax..........................       --          --         --        --         --          --          --            --
Tax effect recognized on stock
  options exercised............       --          --         --        --         --          --         (68)           --
Unrealized gain on
  available-for-sale
  securities, net of tax.......       --          --         --        --         --          --          --            --
Net loss.......................       --          --         --        --         --          --          --            --
                                 --------   ---------    ------      ----       ----     -------     -------         -----
Balance at December 31, 2000...       --    $     --     17,391      $174       (586)    $(4,797)    $27,425         $(318)
                                 ========   =========    ======      ====       ====     =======     =======         =====

                                                    ACCUMULATED OTHER
                                                  COMPREHENSIVE INCOME
                                                -------------------------
                                                UNREALIZED
                                                GAIN (LOSS)
                                   RETAINED         ON
                                   EARNINGS     AVAILABLE-    CUMULATIVE
                                 (ACCUMULATED    FOR-SALE     TRANSLATION
                                   DEFICIT)     SECURITIES    ADJUSTMENT     TOTAL
                                 ------------   -----------   -----------   --------
Balance at December 31, 1997...    $ 46,581        $399          $ 40       $70,645
Exercise of stock options......          --          --            --         2,526
Repurchase of common stock.....          --          --            --        (2,674)
Payments to employee stock
  purchase plan................          --          --            --          (214)
Translation adjustment, net of
  tax..........................          --          --           (51)          (51)
Unrealized loss on
  available-for-sale
  securities, net of tax.......          --        (399)           --          (399)
Tax effect recognized on stock
  options exercised............          --          --            --           451
Net loss.......................     (17,755)         --            --       (17,755)
                                   --------        ----          ----       -------
Balance at December 31, 1998...      28,826          --           (11)       52,529
Exercise of stock options......          --          --            --           490
Repurchase of common stock.....          --          --            --        (1,610)
Payments to employee stock
  purchase plan................          --          --            --          (190)
Translation adjustment, net of
  tax..........................          --          --            23            23
Tax effect recognized on stock
  options exercised............          --          --            --            53
Net loss.......................        (445)         --            --          (445)
                                   --------        ----          ----       -------
Balance at December 31, 1999...      28,381          --            12        50,850
Exercise of stock options......          --          --            --            52
Repurchase of common stock.....          --          --            --           (94)
Issuance of restricted common
  stock........................          --          --            --            60
Issuance of common stock to
  employee stock purchase
  plan.........................          --          --            --           200
Payments to employee stock
  purchase plan................          --          --            --          (123)
Translation adjustment, net of
  tax..........................          --          --           (61)          (61)
Tax effect recognized on stock
  options exercised............          --          --            --           (68)
Unrealized gain on
  available-for-sale
  securities, net of tax.......          --         221            --           221
Net loss.......................     (43,394)         --            --       (43,394)
                                   --------        ----          ----       -------
Balance at December 31, 2000...    $(15,013)       $221          $(49)      $ 7,643
                                   ========        ====          ====       =======

        See accompanying notes to the consolidated financial statements.

                       ALTERNATIVE RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (43,394)  $   (445)  $(17,755)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization...........................      7,315      6,647      4,093
    Realized net gain on sales of securities................         --         --       (781)
    Deferred income taxes...................................     (1,571)       710      1,947
    Provision for doubtful accounts.........................        550         80      1,042
  Impairment of goodwill and other purchasing accounting
    adjustments.............................................     34,852         --     23,044
    Recognition of restricted stock deferred compensation...         60         --         --
    Gain on sale of software business.......................         --       (436)        --
    Impairment of fixed assets..............................        156      1,421         --
    Receipt of investment...................................       (270)        --         --
    Change in assets and liabilities:
      Trade accounts receivable.............................     14,123     (2,530)    12,735
      Prepaid expenses......................................       (439)      (374)       268
      Other receivables.....................................        126       (293)       146
      Other assets..........................................         74       (348)      (135)
      Accounts payable......................................      1,327        213      4,252
      Payroll and related expenses..........................     (3,797)     1,545      1,336
      Accrued expenses and other liabilities................     (3,207)       (53)    (2,868)
      Income taxes..........................................      2,910     (3,543)    (4,288)
                                                              ---------   --------   --------
Net cash provided by operating activities...................      8,815      2,594     23,036
                                                              ---------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (1,889)   (11,957)   (11,877)
  Payments for acquisitions.................................         --         --    (13,772)
  Restricted cash received from (held in) escrow............         --         --     20,000
  Purchases of available-for-sale securities................         --         --       (327)
  Redemption of available-for-sale securities...............         --         --      8,884
  Proceeds from sale of software business...................         --      1,600         --
                                                              ---------   --------   --------
Net cash provided by (used in) investing activities.........     (1,889)   (10,357)     2,908
                                                              ---------   --------   --------
Cash flows from financing activities:
  Payments received on stock options exercised..............         52        490      2,526
  Proceeds from long-term debt..............................    106,416     22,500      3,500
  Payments on long-term debt................................   (114,450)   (17,500)   (30,000)
  Repurchase of common stock................................        (94)    (1,610)    (2,674)
  Payments to employee stock purchase plan..................       (123)      (190)      (214)
  Cash overdraft............................................      1,090      4,422         --
                                                              ---------   --------   --------
Net cash provided by (used in) financing activities.........     (7,109)     8,112    (26,862)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (77)        23        (51)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........       (260)       372       (969)
Cash and cash equivalents at beginning of year..............        374          2        971
Cash and cash equivalents at end of year....................  $     114   $    374   $      2
                                                              =========   ========   ========

Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $   5,117   $  3,972   $  3,873
  Cash paid for income taxes................................  $     181   $  5,939   $  5,379
Supplemental disclosures of noncash activities:
  Tax effect on stock options exercised.....................  $     (68)  $     53   $    451
  Acquisition accrual.......................................  $      --   $     --   $  2,500

        See accompanying notes to the consolidated financial statements.

                       ALTERNATIVE RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

    Alternative Resources Corporation ("ARC" or the "Company") was incorporated in Delaware on March 8, 1988, and is a leading provider of information technology management and staffing services. The Company has developed a significant, high quality business in the IT staffing industry with an emphasis on Help Desk, Desktop Support and Technology Deployment Service offerings. The Company also has a consulting practice, which supports those service offerings. The Company operates through 41 field offices and 3 regional recruiting centers with over 115 personnel in field sales, supported by 80 recruiters and its unique organization of over 60 client support managers. The Company serves Fortune 1000 and mid-sized clients throughout the US and Canada.

PRINCIPLES OF CONSOLIDATION

    The operations of the Company are conducted through a parent holding company and three operating subsidiaries. The accompanying financial statements include the consolidated financial position and results of operations of the Company and its subsidiaries with all intercompany transactions eliminated.

SEGMENT INFORMATION

    Management has considered the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has determined that the Company has one operating segment. ARC provides its services through two primary service lines called ARC Staffing Management Solutions and ARC Technology Management Solutions, respectively. These service lines do not meet the definition of a "segment" within the meaning of SFAS 131, as discrete financial information is unavailable. To date, discrete information by service line has not been considered relevant by management for purposes of making decisions about allocations of resources as both service lines share the same pool of technical resources and client base, as well as the same distribution model.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash equivalents include all deposits in banks and highly liquid investments with original maturities of three months or less.

INVESTMENT SECURITIES

    Marketable securities are classified as available-for-sale under SFAS
No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are recorded at fair market value, with unrealized holding gains or losses, if any, recorded as a separate component of stockholders' equity.

The Company does not invest in trading securities. The Company uses the specific identification basis of accounting for individual securities.

GOODWILL

    Goodwill, which represents the excess of purchase price over fair market value of net assets acquired, is amortized on a straight-line basis over 40 years. Adjustments to the carrying value of goodwill are made if the sum of expected future discounted cash flows from the business acquired is less than book value.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets ranging from three to seven years. Software includes development costs for internal IT projects currently in progress and will be amortized upon completion over three to seven years. Leasehold improvements are amortized using the straight-line method over the life of the related leases, generally three to five years.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews long-lived assets for impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows of the assets. The discount rate to be used is the Company's incremental borrowing rate. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

TRANSLATION OF FOREIGN CURRENCIES

    Assets and liabilities of the Company's Canadian operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the year. The related translation adjustments are reflected as a foreign currency translation adjustment in stockholders' equity. Foreign currency transaction gains and losses for the years presented were not material.

REVENUE RECOGNITION

    Revenues are recognized, net of volume discounts, as services are performed. The Company may invoice some of its services under fixed monthly billing arrangements with revenue still being recognized as services are performed.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK OPTIONS

    The Company accounts for its stock options in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, no compensation cost has been recognized for the Company's stock-based compensation plans. In accordance with the APB 25 provisions, the Company will continue to provide pro forma disclosures for its stock-based compensation plans as if the fair-value-based method defined in SFAS 123 had been applied. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, except for short-term debt, approximate their fair values due to the short maturity of these instruments. The carrying amount of short-term debt approximates its fair value due to its variable interest rate.

DERIVATIVES

    In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity", an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS
No. 138 are effective for all fiscal quarters of all fiscal years beginning after December 31, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, which did not have a significant impact on its financial position or results of operations.

    During 1999, the Company utilized a derivative financial instrument. This derivative was sold during 2000 for a gain of $1.1 million. As of December 31, 2000, the Company does not carry derivative financial instruments.

COMPUTATION OF EARNINGS PER SHARE

    Basic earnings per share is based on the weighted average number of common shares outstanding for the year. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised vested stock options using the treasury stock method. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At December 31, 2000, 1999 and 1998 potentially dilutive securities consisted of options to purchase
2.9 million, 2.9 million and 3.3 million shares of common stock, respectively.

RECLASSIFICATION

    Certain prior year balances have been reclassified in order to conform to the current year presentation.

2.  DIVESTITURE

    During the third quarter of 1999, the Company sold a non-strategic software business. The software business was sold for $1.6 million for a pretax gain of $436,000.

3.  RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING AND OTHER CHARGES--2000

    The Company recorded a $36.6 million charge during the fourth quarter of 2000, which consisted of the following components (in millions):

Impairment of goodwill......................................   $34.9
Impairment of assets and other charges......................     1.2
Restructuring charge........................................     0.5
                                                               -----
                                                               $36.6
                                                               =====

IMPAIRMENT OF GOODWILL--2000

    During the fourth quarter of 2000, the Company reviewed its intangibles relating to the 1997 acquisition of CGI Systems, Inc. ("CGI") for any impairment based on current factors. After giving effect to purchase price adjustments, escrow refunds, acquisition costs, amortization and the write-down of goodwill in 1998, the remaining unamortized goodwill balance as of September 30, 2000 was $37.7 million, which consisted of goodwill allocated to the following three components of CGI's acquired business (in millions):

National Technical Service ("NTS")..........................   $ 2.8
Programming Services........................................    18.2
Consulting..................................................    16.7
                                                               -----
                                                               $37.7
                                                               =====

    The Company allocated goodwill separately to each component of the acquired business due to each component having a different operating cash flow and business strategy. Thus, the Company performed a recoverability analysis for each component of the business for purposes of impairment. The recoverability analysis compared the projected future undiscounted cash flows over the estimated useful life for each component versus the carrying net book value of the goodwill allocated to each component. This analysis supported a goodwill valuation of zero for the Programming Services and Consulting components of the acquired business, which resulted in a write off of impaired goodwill totaling $34.9 million. The recoverability analysis for the NTS component of the business resulted in a positive future undiscounted cash flow in excess of the unamortized balance of goodwill allocated to the NTS business; as such, there was no impairment to the $2.8 million goodwill allocated to NTS.

IMPAIRMENT OF ASSETS AND OTHER CHARGES--2000

    The $1.2 million impairment of assets and other charges relates primarily to write-downs of fixed asset values due to the re-engineering of the Company's field operations. The charge also includes a write-down of office furniture, leasehold improvements and computers to their estimated fair value as a result of the reduction in staff and office space.

RESTRUCTURING CHARGE--2000

    The restructuring charge of $0.5 million represents the severance costs associated with the restructuring of the Company's sales, recruiting, delivery and administrative support models. A total of 29 positions were eliminated, with 20 of them being administrative positions. This charge was a continuation of the 1998 restructuring, which was designed to optimize the branch field model. At December 31, 2000, the remaining accrued severance costs on the balance sheet was $0.3 million and is expected to be paid out during 2001.

RESTRUCTURING AND OTHER CHARGES--1999

    The Company recorded a $5.2 million charge during the fourth quarter of 1999, which consisted of the following components (in millions):

Restructuring charge........................................    $4.1
Impairment of assets and other charges......................     1.1
                                                                ----
                                                                $5.2
                                                                ====

RESTRUCTURING CHARGE--1999

    The 1999 restructuring charge, which totaled $4.1 million, represented real estate and severance costs associated with re-engineering the Company's sales, recruiting and delivery models. This action was a natural extension of the changes announced in 1998, which were designed to optimize the existing branch field model, and entails a comprehensive shift to a model organized along the functional lines of sales, recruiting and delivery. The new model is more efficient in terms of meeting the demands of the Company's clients at a lower cost.

    The primary components of the restructuring charge can be summarized as follows:

                                     TOTAL       1999      BALANCE AT      2000      BALANCE AT
                                    INITIAL      CASH     DECEMBER 31,     CASH     DECEMBER 31,
                                    RESERVE    PAYMENTS       1999       PAYMENTS       2000
                                    --------   --------   ------------   --------   ------------
                                                           (IN THOUSANDS)
Real estate costs.................   $3,538     $ (30)       $3,508      $(1,888)      $1,620
Severance.........................      630      (416)          214         (184)          30
                                     ------     -----        ------      -------       ------
Total restructuring charge........   $4,168     $(446)       $3,722      $(2,072)      $1,650
                                     ======     =====        ======      =======       ======

    The portion of the charge related to real estate costs, which totaled
$3.5 million, relates to lease costs associated with vacating offices as the Company downsized its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space that required 60% less square footage than what was in use. The costs associated with this charge related primarily to the present value of ongoing lease obligations for vacated offices net of anticipated sublease income. A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices.

    The $0.6 million severance charge related to head-count reductions associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 employees left in the fourth quarter of 1999, and the remainder left in the first quarter of 2000. The largest group of positions eliminated was branch administrators with the remainder of positions being a mix of employees across the Company. The majority of the unpaid restructuring reserve as of December 31, 2000 related to future lease obligations, which will be paid over the next 4 years.

IMPAIRMENT OF ASSETS AND OTHER CHARGES--1999

    Approximately $0.8 million of the $1.1 million impairment of assets and other charges related to write-downs of fixed asset values primarily due to the aforementioned re-engineering of the Company's field operations. The reduction in staff and office space created excess office furniture, leasehold improvements and computers, which were written down to their fair value.

RESTRUCTURING AND OTHER CHARGES--1998

    In the third quarter of 1998, the Company recorded a $29.6 million charge consisting of the following (in millions):

Impairment of goodwill......................................   $25.7
Restructuring charge........................................     3.9
                                                               -----
                                                               $29.6
                                                               =====

IMPAIRMENT OF GOODWILL--1998

    During the third quarter of 1998, the Company performed an impairment review of goodwill in accordance with the requirements of SFAS No. 121. The review indicated that there was an impairment of value, which resulted in a $25.7 million charge to expense in order to reflect the net realizable value of goodwill at that time. The facts and circumstances leading to the impairment review and related revaluation were as follows.

    The Company acquired CGI in the fourth quarter of 1997. The acquisition consisted of three components, one of which was subject to an earn-out agreement. Accordingly, the portion of the purchase price related to this component of the acquired business was placed in an escrow account to be paid to the sellers if the earn-out targets were achieved. As such, the ultimate purchase price for this component of the acquired business was to be determined pending settlement of the escrow arrangement. During the fourth quarter of 1998, the Company and the sellers negotiated an escrow disbursement agreement whereby approximately one-half of the escrow was paid to the sellers and one-half was released to ARC. The portion that was paid to the sellers was added to the CGI goodwill as part of the CGI purchase price. An impairment review was performed on this portion of CGI goodwill, in accordance with SFAS No. 121, subsequent to this escrow settlement. The projected future undiscounted cash flows over the estimated useful life of this portion of the acquired business were more than sufficient to support the recovery of the related carrying value of goodwill.

    The portion of the purchase price that was not placed in escrow related to the other two components of the acquired business. This part of the purchase price was allocated to the net assets acquired with the remainder classified as goodwill. Subsequent information about these two components of CGI's business which was obtained through the audit of CGI's opening balance sheet, completed in the third quarter of 1998, and the integration of the acquired Company into the Company's operations, indicated that the revenue base and the profitability of CGI was lower than expected. An impairment was recognized when, in accordance with SFAS No. 121, projected future undiscounted cash flows for these components of the acquired business were insufficient to recover the related carrying value of the CGI goodwill. As such, the carrying value of the CGI goodwill that relates to these components of the acquired business was written down to the Company's estimate of fair value. The Company used discounted cash flow projections over the remaining estimated useful life of the acquired business to determine the appropriate value of the CGI goodwill. This review supported a CGI goodwill valuation related to these portions of the acquired business of approximately $29.0 million, which resulted in a write-off of impaired goodwill totaling $21.0 million.

    During the first quarter of 1998, the Company acquired Writers, Inc. ("Writers"), a company that specialized in providing technical writing services. After a thorough review of the Company's strategic initiatives, management determined that this business was not strategic to the Company's long-term plans. As a result, the Writers goodwill was revalued during the third quarter to reflect the projected discounted cash flows from the business that was acquired. This evaluation resulted in a write-off of substantially all of the Writers goodwill totaling $4.7 million.

RESTRUCTURING CHARGE--1998

    The restructuring charge consisted of expenses associated with reorganizing the Company's management structure as well as expenses related to a restructuring of the Company's operating model. Of the $3.9 million restructuring charge, $1.9 million represented severance pay and other employment-related expenses connected with reorganizing the management structure. The remaining $2.0 million of the restructuring charge represented costs associated primarily with staff reductions and consolidation of sales offices as management implemented a plan to reduce operating costs and optimize the Company's operating model.

    The primary components of the restructuring charge can be summarized as follows:

                                                                   BALANCE                   BALANCE                   BALANCE
                                            TOTAL       1998          AT          1999          AT          2000          AT
                                           INITIAL      CASH     DECEMBER 31,     CASH     DECEMBER 31,     CASH     DECEMBER 31,
                                           RESERVE    PAYMENTS       1999       PAYMENTS       1999       PAYMENTS       2000
                                           --------   --------   ------------   --------   ------------   --------   ------------
                                                                               (IN THOUSANDS)
Management Changes:
Severance................................   $1,372    $(1,272)       $100        $(100)        $ --        $  --      $      --
Other employment related expenses........      685       (547)        138          (88)          50          (50)            --
                                            ------    -------        ----        -----         ----        -----      ---------
Total charges related to management
  changes................................    2,057     (1,819)        238         (188)          50          (50)            --
                                            ------    -------        ----        -----         ----        -----      ---------

Operating Model Changes:
Severance................................    1,209       (793)        416         (399)          17          (17)            --
Office consolidation.....................      644       (305)        339         (157)         182         (182)            --
                                            ------    -------        ----        -----         ----        -----      ---------
Total charges related to operating model
  changes................................    1,853     (1,098)        755         (556)         199         (199)            --
                                            ------    -------        ----        -----         ----        -----      ---------

Total restructuring charge...............   $3,910    $(2,917)       $993        $(744)        $249        $(249)     $      --
                                            ------    -------        ----        -----         ----        -----      ---------

    The Company's plan to reduce operating costs and optimize the business model consisted of the elimination of certain programs and positions that were not considered strategic to the business. In addition, the Company closed six sales offices and consolidated their operations with other offices in order to gain operating efficiencies. In conjunction with these activities, 43 positions which consisted of management and staff primarily related to non-strategic functional areas were eliminated. Most of the expense associated with office consolidation relates to ongoing lease obligations for these unused locations, net of anticipated sublease income. Of the total $29.6 million charge for the impairment of goodwill and restructuring, $25.7 million represents a non-cash charge to earnings.

4.  INVESTMENT

    At December 31, 2000, the Company had recorded a $0.2 million unrealized holding gain, net of $0.1 million in taxes, as other comprehensive income. The aggregate fair value and amortized cost of the investment classified as available-for-sale is as follows at December 31, 2000:

                                                                GROSS
                                                          UNREALIZED HOLDING
                                            AGGREGATE    --------------------   AMORTIZED
                                            FAIR VALUE    GAINS      LOSSES     COST BASIS
                                            ----------   --------   ---------   ----------
                                                            (IN THOUSANDS)
Equity securities.........................     $639        $369     $     --       $270

    During 2000, the Company received an investment as a refund of medical insurance premiums. There were no investments held as of December 31, 1999. Proceeds from the sale of available-for-sale securities was $8.9 million in 1998. Gross realized gains were $0.9 million and losses were $0.1 million in 1998.

5.  SHORT-TERM BORROWINGS

    The Company entered into a $53.5 million revolving credit facility to, in part, finance the acquisition of CGI and to meet anticipated cash needs. As of December 31, 2000 and 1999, borrowings under the revolving credit facility were $44.0 million and $52.0 million, respectively. The average interest rate on the revolving credit facility was 9.7% and 7.2% in 2000 and 1999, respectively. The range of interest rates on the revolving credit facility as of December 31, 2000 was 6.92% to 11.75%. This agreement was amended in 2000. As part of this amendment, cash receipts into the Company's bank accounts are directly applied against the outstanding bank line of credit balance. Advances from the line of credit are determined on a daily basis to minimize the Company's average debt balance. The revolving credit facility expires on May 4, 2001. During 2000, ARC and the lending syndicate have executed amendments to the revolving credit agreement. The impact of the amendments was to increase the interest rate and reduce the borrowing limit subject to pledged accounts receivable as collateral in consideration for modification of certain loan covenants. Additionally, the Company has two irrevocable standby letters of credit for $850,000, which expire on December 31, 2001.

6.  LEASES

    The Company leases its office facilities under noncancelable operating leases. Rental expense for operating leases during 2000, 1999 and 1998 was $3.5 million, $4.6 million and $3.8 million, respectively.

    Future minimum lease payments and sublease income under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000, are:

                                     OPERATING LEASE      OPERATING SUBLEASE
    YEAR ENDING DECEMBER 31,            PAYMENTS                INCOME
---------------------------------  -------------------   --------------------
                                                 (IN THOUSANDS)
2001.............................        $ 5,155               $(1,673)
2002.............................          4,428                (1,425)
2003.............................          3,881                  (978)
2004.............................          3,303                  (327)
2005.............................          2,083                    --
Thereafter.......................          4,851                    --
                                         -------               -------
Total............................        $23,701               $(4,403)
                                         =======               =======

7.  OTHER INCOME (EXPENSE), NET

    Other income (expense), net, for the years ended December 31, 2000, 1999 and 1998 is comprised of the following:

                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Interest income...................................  $    91    $   220    $ 1,479
Interest expense..................................   (6,680)    (3,543)    (4,803)
Gain on divestiture...............................       --        436         --
Gain on swap agreement............................    1,100         --         --
Loss on sublease and fixed assets.................       --       (589)        --
                                                    -------    -------    -------
                                                    $(5,489)   $(3,476)   $(3,324)
                                                    =======    =======    =======

    The loss on sublease and fixed assets relates primarily to the relocation of the Company's corporate office. The new facility also consolidated several locations and provided additional space to establish an off-site help desk function for its customers at a lower cost per square foot.

8.  INCOME TAXES

    Income tax expense (benefit) is summarized as follows for the years ended December 31, 2000, 1999 and 1998:

                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Current:
  Federal...........................................  $(3,382)    $ (65)     $2,899
  State.............................................      125       234         674
  Foreign...........................................      203         0           0
                                                      -------     -----      ------
Total current.......................................   (3,054)      169       3,573
                                                      -------     -----      ------
Deferred:
  Federal...........................................     (830)      770       1,704
  State.............................................     (595)      (60)        243
                                                      -------     -----      ------
Total deferred......................................   (1,425)      710       1,947
                                                      -------     -----      ------
                                                      $(4,479)    $ 879      $5,520
                                                      =======     =====      ======

    The reasons for the difference between the effective tax rate and the corporate federal income tax rate for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                2000          1999          1998
                                                              --------      --------      --------
                                                                         (IN THOUSANDS)
Federal income tax rate.....................................   (35.0)%        35.0%        (35.0)%
Items affecting federal income tax rate:
  State income taxes, net of federal tax benefits...........    (1.1)%        26.1%          4.9 %
  Nondeductible amortization and impairment charges.........    26.1%        109.5%         76.6 %
  Other permanent differences...............................    (0.6)%        31.7%         (1.4)%
                                                               -----         -----         -----
Effective income tax rate...................................    (9.4)%       202.3%         45.1 %
                                                               =====         =====         =====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Property and equipment--depreciation.....................   $  699    $   301
  Net operating loss.......................................    1,416        170
  Lease cancellation accrual...............................      640      1,760

  Receivable reserves......................................      501        408
  Deferred rent payable....................................       45         82
  Accrued liabilities......................................    1,162      1,726
                                                              ------    -------
Gross deferred tax assets..................................    4,463      4,447
                                                              ------    -------

Deferred tax liabilities:
  Software development costs...............................   (3,949)    (4,604)
  Employee savings plan costs..............................     (800)    (1,700)
                                                              ------    -------
Gross deferred tax liabilities.............................   (4,749)    (6,304)
                                                              ------    -------
Net deferred tax liability.................................   $ (286)   $(1,857)
                                                              ======    =======

    The income tax benefit for tax deductions relating to the exercise of nonqualified stock options has been recorded as additional paid-in-capital.

    At December 31, 2000, the Company had gross net operating losses of $16.3 million, which are available to offset taxable income through 2019 and 2020.

    In assessing the realizability of deferred tax assets, management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of deferred tax assets. Accordingly, a valuation allowance has not been established.

9.  EMPLOYEE SAVINGS PLAN

    The Company sponsors a 401(k) plan ("the Plan"). The Plan covers each employee who has completed 1,000 hours of service in a 12-month period commencing with the start of employment. The Company, in an amount to be determined at the Company's discretion bases contributions to the Plan on percentages of employee salaries, plus a matching contribution. Vesting in the Company's contributions is based on length of service over a five-year period. Contributions by the Company on behalf of all employees approximated
$0.5 million, $0.5 million and $0.7 million during 2000, 1999 and 1998, respectively.

10. STOCK OPTIONS

    During 1994, the Company amended and restated the stock option plan adopted in 1992. Under the amended and restated Incentive Stock Option Plan ("Option Plan"), officers and key employees may be granted non-qualified stock options, incentive stock options, performance units, and stock appreciation rights. The Option Plan also provides for automatic annual grants to each non-affiliate director of non-qualified stock options to purchase up to 5,000 shares of common stock. The purchase price per share for such options will be equal to the fair market value of a share of common stock on the date of grant. As such, there has been no compensation cost recognized in operations. Any such options will be exercisable one year after the date of grant and will terminate upon the earlier of 90 days following the date on which such director ceases to serve on the Board or 10 years after the date of grant.

    The exercise price of incentive stock options granted under the Option Plan must be equal to at least 100% of the fair market value of the Company's common stock subject to the option on the date of the grant. The incentive stock options granted by the Company may not be exercised during the first six months from the date granted and, thereafter, generally become exercisable at a rate of 2.38% of the total shares subject to the option on and after the first day of each calendar month. The maximum term of a stock option under the Option Plan is 10 years.

    In the event employment is terminated for any reason other than gross and willful misconduct, death or disability, vested options are exercisable within 30 days after such termination of employment. Termination due to gross and willful misconduct terminates the option as of the date of the misconduct. Upon death or disablement, vested options are exercisable within six months after the date of death or disablement by the executors, administrators or applicable guardian of optionee.

    During 1999 and 1998, the Company issued certain non-qualified stock options outside the Incentive Stock Option Plan in connection with executive management changes. These options were issued at the fair market value as of the time of the grant. The terms and conditions of these grants are similar to the terms and conditions of options granted under the Incentive Stock Option Plan with the exception that they provide for accelerated vesting upon a change in control of the Company.

    During 2000, the Company issued 1,240,000 restricted shares of the Company's stock pursuant to the Option Plan. The shares were issued with certain restrictions relating to the employee remaining employed with the Company. The restrictions lapse in April and July of 2001 with a remaining portion lapsing in July 2002. In connection with the issuance of the restricted stock, 945,000 previously issued stock options were cancelled. Total deferred compensation related to the restricted stock issuance was $378,000; of which $60,000 was recognized in 2000.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998 respectively: risk-free interest rates of 5.0%, 5.0% and 5.5%; expected lives of 4 years; expected volatility of 134%, 80% and 91%; and no dividends expected to be paid.

    The following data reflect the pro forma effects of the stock-based compensation cost for the Company's stock option transactions in accordance with SFAS No. 123:

                                                     2000           1999           1998
                                                   ---------      ---------      ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported................................      $(43,394)       $ (445)       $(17,755)
  Pro forma..................................       (47,364)       (4,350)        (21,306)
Diluted loss per share:
  As reported................................         (2.76)        (0.03)          (1.13)
  Pro forma..................................         (3.01)        (0.28)          (1.35)

    Stock option transactions for the years ended December 31, 1998, 1999 and 2000 are summarized as follows:

                                                                  WEIGHTED AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                       --------   ----------------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Balance at December 31, 1997.........................    3,126         $19.28
Options granted......................................    4,262          11.42
Options cancelled....................................   (3,884)         18.53
Options exercised....................................     (180)         14.18
                                                        ------         ------
Balance at December 31, 1998.........................    3,324          10.42
Options granted......................................      488           7.02
Options cancelled....................................     (853)          9.99
Options exercised....................................      (59)          8.38
                                                        ------         ------
Balance at December 31, 1999.........................    2,900           9.97
Options granted......................................    1,808           0.73
Options cancelled....................................   (1,827)          8.64
Options exercised....................................      (21)          2.53
                                                        ------         ------
Balance at December 31, 2000.........................    2,860           4.94
                                                        ======         ======

    For the years ended December 31, 2000, 1999 and 1998, there were
1.1 million, 1.5 million and 1.1 million options exercisable, respectively. As of December 31, 2000, there were 0.8 million stock options available for future grants under the Company's Incentive Stock Option Plan. The weighted-average grant-date fair values of options granted during 2000, 1999 and 1998 were $1.34, $4.34 and $8.33 per share, respectively.

    The following table summarizes information about stock options outstanding as of December 31, 2000:

                                            OPTIONS
                                          OUTSTANDING                 OPTIONS EXERCISABLE
        (SHARES IN THOUSANDS)           ---------------              ----------------------
                                           WEIGHTED       WEIGHTED                 WEIGHTED
                                            AVERAGE       AVERAGE                  AVERAGE
                            NUMBER         REMAINING      EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING   LIFE (IN YEARS)    PRICE     EXERCISABLE    PRICE
------------------------  -----------   ---------------   --------   -----------   --------
$ 0.28 -- $ 5.99........     1,699            9.3          $ 0.66          40       $ 1.82
$ 6.00 -- $ 9.99........        50            4.4            7.55          42         7.55
$10.00 -- $10.99........       966            3.9           10.00         895        10.00
$11.00 -- $38.12........       145            4.9           20.49         127        21.73
                             -----                                      -----
$ 0.28 -- $38.12........     2,860            7.2            4.94       1,104        10.96
                             =====                                      =====

    During the third quarter of 1998, the Company's Board of Directors authorized a repricing of certain incentive stock options that had been previously granted to employees of the Company. Under this repricing, all outstanding employee stock options with an exercise price in excess of $10.00 per share were repriced to reflect a new exercise price of $10.00 per share, which was above the then-market price of the Company's stock as of the date of the repricing. This repricing, which did not include any stock options held by outside Board members, resulted in the repricing of 3.0 million outstanding stock options. All other terms and conditions of the repriced options remained the same.

11. EMPLOYEE STOCK PURCHASE PLAN

    In 1995, the stockholders of the Company approved the Alternative Resources Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan"). An aggregate of 300,000 shares of the Company's common stock (subject to adjustment for any dividend, stock split or other relevant changes in the Company's capitalization) were originally authorized to be sold pursuant to the Stock Purchase Plan. In 1999, an additional 300,000 shares of the Company's common stock were approved by the stockholders for sale through the Employee Stock Purchase Plan. The Stock Purchase Plan covers each employee who has completed 1,000 hours of service during the last 12 calendar months preceding the enrollment date. The Stock Purchase Plan enables employees to purchase the Company's common stock at 85% of the market price. Employees may purchase the Company's common stock through the Stock Purchase Plan only by payroll deduction. Payroll deductions may not exceed 20% of the employees' gross pay or $21,250 in any one-year. During 1999 and 1998, all Stock Purchase Plan shares were purchased by the stock purchase plan on the open market with cash contributions from the Company of $0.2 million for both years. In 2000, the Company's matching portion to the Stock Purchase Plan amounted to $0.1 million and was in the form of cash contributions and direct issuance of common stock.

12. CONCENTRATION OF CREDIT RISK

    The Company provides services to clients including systems integrators, telecommunications companies, banking and financial services entities, manufacturers, distributors, health care providers, and utilities throughout the United States. In 2000, 1999 and 1998, the largest client accounted for approximately 18%, 15% and 16%, the second largest client accounted for approximately 15%, 14% and 14% and the third largest client accounted for 5%, 9% and 10% of the Company's total revenues, respectively.

13. LIQUIDITY AND GOING CONCERN

    The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company's net working capital at December 31, 2000 was a negative
$12.7 million. Current liabilities include $44 million of outstanding borrowings on the line of credit that has a maturity date of May 4, 2001. The Company is currently negotiating a new credit facility that would reduce interest costs and extend the maturity to 2004. Should the Company not be able to complete the long-term financing arrangement, it would seek to extend its current loan arrangement until permanent financing can be obtained.

    The Company recognizes that it must obtain long-term financing in order to secure its ongoing operations. Management's plan has been to reduce costs in order to achieve profitability and to generate cash in order to reduce its debt levels so as to make obtaining long-term financing possible. Since the fourth quarter of 1999 the Company has reduced quarterly selling, general and administrative expenses from $24.1 million to $18.4 million and reduced debt from $52 million to $44 million. The Company also increased operating income before restructuring and other changes from a loss of $3.5 million in the fourth quarter of 1999 to breakeven in the fourth quarter of 2000. During this same period, EBITDA increased from a negative $1.6 million to a positive
$1.2 million. Management believes that its demonstrated ability to reduce expenses, generate increasing EBITDA, and significantly lower debt levels have positioned the Company to be able to secure the necessary long-term financing. However, there can be no assurance that the Company will obtain this financing.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                     ADDITIONS
                                          ----------------------------------------------------------------
                                           BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING OF   COSTS AND      OTHER                     END OF
              DESCRIPTION                     YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
              -----------                 ------------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
2000:
Allowance for doubtful accounts.........     $1,522         $ 550     $      --       $569        $1,503
1999:
Allowance for doubtful accounts.........      1,704            80            --        262         1,522
1998:
Allowance for doubtful accounts.........        662         1,426            --        384         1,704

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Alternative Resources Corporation:

    Under date of March 23, 2001, we reported on the consolidated balance sheets of Alternative Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are included in Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2)(ii). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The audit report on the consolidated financial statements of Alternative Resources Corporation and subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule included in the Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chicago, Illinois
March 23, 2001