Form 10-Q
period 2001-03-31
ALTERNATIVE RESOURCES CORP
filed 2001-05-15
CIK 920521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          17,390,594 shares of Common Stock outstanding as of May 7, 2001.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31, 2000	March 31, 2001
Current assets:	(Unaudited)
Cash and cash equivalents	$114	$41
Short-term investment	639	-
Trade accounts receivable, net of allowance for doubtful accounts	57,124	48,825
Prepaid expenses	1,325	1,406
Income taxes receivable	7,059	4,275
Other receivables	295	317
Deferred income taxes	1,030	1,111
Total current assets	67,586	55,975
Property and equipment:
Office equipment	8,109	8,085
Furniture and fixtures	2,404	2,389
Software	17,739	18,120
Leasehold improvements	1,973	1,988
	30,225	30,582
Less accumulated depreciation and amortization	(12,110)	(13,492)
Net property and equipment	18,115	17,090
Other assets:
Goodwill, net of amortization	2,799	2,780
Other assets	1,119	1,067
Total other assets	3,918	3,847
Total assets	$89,619	$76,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash overdraft	$5,512	$2,392
Short-term debt	43,966	38,594
Accounts payable	14,053	12,019
Payroll and related expenses	10,927	9,755
Accrued expenses	5,908	5,103
Total current liabilities	80,366	67,863
Other liabilities	294	302
Deferred income taxes	1,316	1,316
Total liabilities	81,976	69,481
Stockholders' equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized, 17,390,594 shares issued at December 31, 2000 and March 31, 2001	174	174
Additional paid-in capital	27,425	27,407
Deferred Compensation	(318)	(229)
Accumulated other comprehensive income (loss)	172	(40)
Accumulated deficit	(15,013)	(15,084)
	12,440	12,228
Less: Treasury stock, at cost, 585,000 shares at December 31, 2000 and March 31, 2001	(4,797)	(4,797)
Total stockholders' equity	7,643	7,431
Total liabilities and stockholders' equity	$89,619	$76,912

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2000	2001
	(Unaudited)

Revenue	$70,520	$57,720

Cost of services	51,782	40,869
Gross profit	18,738	16,851

Selling, general and administrative expenses	21,758	16,148
Income (loss) from operations	(3,020)	703
Other expense, net	(1,029)	(742)
Loss before income taxes	(4,049)	(39)

Income tax expense (benefit)	(1,541)	32
Net loss	$(2,508)	$(71)
Net earnings (loss) per share:
Basic and diluted	$(0.16)	$(0.00)
Shares used to compute earnings (loss) per share:
Basic and diluted	15,521	16,805

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2000	2001
	(Unaudited)
Net loss	$(2,508)	$(71)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	-	9
Unrealized holding gain on security, net of tax:
Unrealized holding gain on security, net of tax	-	-
Less: reclassification adjustment for gain included in net loss	-	(221)
Other comprehensive loss	-	(212)
Comprehensive loss	$(2,508)	$(283)

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2000	2001
	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,508)	$(71)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,858	1,468
Deferred income taxes	-	(81)
Provision for doubtful accounts	-	(150)
Realized net gain on sale of security	-	(221)
Deferred compensation on restricted shares	-	89
Change in assets and liabilities:
Trade accounts receivable	7,962	8,449
Prepaid expenses	(1,085)	(81)
Other receivables	101	(22)
Other assets	(905)	52
Accounts payable	(3,799)	(2,034)
Payroll and related expenses	(2,234)	(1,172)
Accrued expenses and other liabilities	(3,554)	(797)
Income taxes	2,539	2,784
Net cash provided by (used in) operating activities	(1,625)	8,213

Cash flows from investing activities:
Purchases of property and equipment	(628)	(424)
Redemption of available-for-sale securities	-	639
Net cash provided by (used in) investing activities	(628)	215

Cash flows from financing activities:
Payments received on stock options exercised	51	-
Proceeds from short-term debt	-	85,870
Payments on short-term debt	-	(91,242)
Contributions to employee stock purchase plan	(35)	(18)
Cash overdraft	2,354	(3,120)
Net cash provided by (used in) financing activities	2,370	(8,510)
Effect of exchange rate changes on cash and cash equivalents	-	9

Net increase (decrease) in cash and cash equivalents	117	(73)
Cash and cash equivalents at beginning of period	374	114
Cash and cash equivalents at end of period	$491	$41

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,040	$1,246
Cash paid for income taxes	30	10

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

             The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements.  Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2001.  The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2000, included in the December 31, 2000 Form 10-K of Alternative Resources Corporation ("ARC" or the “Company”).

2.       Computation of Earnings per Share

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

3.          Recently Issued Accounting Pronouncements

             In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.”  SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  SFAS No.133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, which currently have no impact on the Company's financial position or results of operations as the Company has not utilized derivative instruments or entered into any hedging transactions that are covered by those pronouncements.

4.     Restructuring Charge – 2000

             During the fourth quarter of 2000, the Company incurred a $0.5 million restructuring charge representing severance costs associated with the restructuring of the Company’s sales, recruiting, delivery and administrative support models.  A total of 29 positions were eliminated, with 20 of them being administrative positions.  This charge was a continuation of the 1998 restructuring, which was designed to optimize the branch field model.

The primary components of the restructuring charge can be summarized as follows:

	Total	2000	Balance at	2001	Balance at
	Initial	Cash	December	Cash	March
In thousands	Reserve	Payments	31, 2000	Payments	31, 2001
Severance	$535	$(246)	$289	$(188)	$101

5.       Restructuring Charge - 1999

     During the fourth quarter of 1999, the Company incurred a $4.1 million restructuring charge representing real estate and severance costs associated with re-engineering the Company's sales, recruiting and delivery models. This action was a natural extension of the changes announced in 1998, which were designed to optimize the existing branch field model, and entails a comprehensive shift to a model organized along the functional lines of sales, recruiting and delivery. The new model is more efficient in terms of meeting the demands of the Company's clients at a lower cost.

The primary components of the restructuring charge can be summarized as follows:

	Total	1999	Balance at	2000	Balance at	2001	Balance at
	Initial	Cash	December	Cash	December	Cash	March
In thousands	Reserve	Payments	31, 1999	Payments	31, 2000	Payments	31, 2001
Real estate costs	$3,538	$(30)	$3,508	$(1,888)	$1,620	$(361)	$1,259
Severance	630	(416)	214	(184)	30	(30)	-
Total	$4,168	$(446)	$3,722	$(2,072)	$1,650	$(391)	$1,259

     The portion of the charge related to real estate costs, which totaled $3.5 million, relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space that will require 60% less square footage than what was in use. The costs associated with this charge related primarily to the present value of ongoing lease obligations for vacated offices net of anticipated sublease income. A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices. The majority of the unpaid restructuring reserve as of March 31, 2001 relates to future lease obligations that will be paid over the next 4 years.

6.          Short-term borrowings

             During the first quarter of 2001, ARC and the lending syndicate executed amendments to the revolving credit agreement. The impact of these amendments was to extend the maturity date to May 18, 2001 and reduce the borrowing limit subject to pledged accounts receivable as collateral in consideration for modification of certain loan covenants. Additionally, the Company has two irrevocable standby letters of credit for $1,268,000, which expire on December 31, 2001.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

             Essentially all of the Company’s revenue is generated from information technology services that offer the benefits of outsourcing, while allowing information services operations managers to retain strategic control of their operations.

RESTRUCTURING AND OTHER CHARGES

             During the fourth quarter of 2000, the Company recorded a $36.6 million charge. This charge was comprised of an impairment charge of $34.9 million related to goodwill, $1.2 million related to write-off of excess assets, and $0.5 million related to severance costs.

             During the fourth quarter of 1999, the Company recorded a $5.2 million charge. This charge was comprised of $3.5 million related to lease costs, $0.6 million related to severance costs, and $1.1 million related to write-down of fixed asset values.

             The results of the above mentioned restructuring and other charges is evidenced by the improvement of EBITDA noted below.

First Quarter Fiscal 2001 Compared to First Quarter Fiscal 2000

             Revenue.  Revenues consist of fees earned from ARC Staffing Management Services and ARC Technology Management Solutions.  Revenue decreased $12.8 million or 18.1% from $70.5 million in 2000 to $57.7 million in 2001, primarily from the restructuring of the Company from a branch organization to a functionally organized business model. This change in business model resulted in significant disruption to the business and increased the turnover in both the staff and technical consultants. Also contributing to the decrease in revenue was an overall slowdown in IT spending as companies curtailed spending on IT investments in reaction to a soft economy. ARC Technology Management Solutions revenue decreased by $4.9 million or 23.6% from $20.8 million in 2000 to $15.9 million in 2001. The Company’s traditional staffing business decreased by $7.9 million or 15.9% from $49.7 million in 2000 to $41.8 million in 2001.

             Gross profit.  Gross profit decreased by $1.9 million or 10.1% from $18.7 million in 2000 to $16.8 million in 2001. The decrease was primarily attributable to the reduction in revenue. As a percentage of revenues, gross profit increased 2.6 percentage points from 26.6% in 2000 to 29.2% in 2001 due to an underutilization of technical resources on a major project with one customer in early 2000. The major project situation was  rectified in early 2000, restoring margins for the customer  closer to historical levels.

             Selling, general and administrative expenses.  Selling, general and administrative expenses consist of sales and marketing costs, recruiting, retention and training costs and management and administrative costs.  Selling, general and administrative expenses decreased by $5.7 million or 26.1% from $21.8 million in 2000 to $16.1 million in 2001.  The selling, general and administrative expense decrease was attributable to the restructuring actions taken in  2000, which is reflected in reduced office space and lower headcount. The impact of these actions was fully realized in the first quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased by 2.9 percentage points from 30.9% in 2000 to 28.0% in 2001, primarily as a result of the actions described previously.

             Income (loss) from operations.  Income (loss) from operations increased by $3.7 million from a loss of $3.0 million in 2000 to income of $0.7 million in 2001. The increase in income from operations was the result of a higher gross margin percentage and reduced selling, general and administrative expenses partially offset by the lower revenue levels.

             Other (income) expense, net.  Other (income) expense, net consists of  interest expense of  $1.4 million on the Company’s revolving credit facility offset by interest income on the Company’s tax refund and a $0.4 million gross gain on the sale of stock  that was distributed to ARC from its Health care provider, MetLife, as it transitioned from a mutual company to a public company.

             Earnings before interest, income taxes, depreciation and amortization.  Earnings before interest, income taxes, depreciation and amortization (EBITDA) was $2.5 million, which is comprised of earnings before taxes of zero plus depreciation of  $1.5 million and net interest of $1.0 million.  This compares to EBITDA of a loss of $1.1 million in the first quarter of 2000. The increase is primarily due to the increase in income from operations.

             Liquidity and Capital Resources

             ARC has historically financed its operations and capital expenditures through sales of equity securities, a bank line of credit and cash generated from operations. Net cash provided by operations was $8.2 million in the first quarter of 2001. Net cash flow in 2001 was favorably impacted by the reduction in accounts receivable and the receipt of certain tax refunds of $2.9 million.

Current liabilities exceeded current assets by $11.9 million at March 31, 2001. Current liabilities include $38.6 million of outstanding borrowings against its line of credit that has a maturity date of May 18, 2001. During the first quarter of 2001, the Company used the cash provided by operations to reduce its debt by $5.4 million. The Company is in the process of amending its current facility to extend the maturity date to August 18, 2001. In addition, the Company is currently negotiating the terms of a new line of credit, which would extend the maturity date to 2004. There can be no guarantee that the refinancing will be completed.  Should this not be completed, the Company will pursue other financing alternatives.

Assuming the successful negotiation of a new credit facility, or the continued extension of its current banking arrangement, the Company believes its cash balances, available line of credit and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At March 31, 2001 the Company had $38.6 million in floating-rate debt. An adverse charge in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest paid by approximately $0.4 million.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

                (a)       The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Ninth Amendment to Credit Agreement
4.2	Tenth Amendment to Credit Agreement

                (b)       The registrant was not required to file and did not voluntarily file any reports on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: May 15, 2001	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary