Form 10-Q
period 2001-06-30
ALTERNATIVE RESOURCES CORP
filed 2001-08-14
CIK 920521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             17,390,594 shares of Common Stock outstanding as of August 6, 2001

PART I. – FINANCIAL INFORMATION
Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31, 2000	June 30, 2001

		(Unaudited)
Current assets:
Cash and cash equivalents	$114	$49
Short-term investment	639	—
Trade accounts receivable, net of allowance for doubtful accounts	57,124	45,441
Prepaid expenses	1,325	1,504
Income taxes receivable	7,059	4,879
Other receivables	295	391
Deferred income taxes	1,030	1,179

Total current assets	67,586	53,443

Property and equipment:
Office equipment	8,109	8,211
Furniture and fixtures	2,404	2,389
Software	17,739	18,764
Leasehold improvements	1,973	1,982

	30,225	31,346
Less accumulated depreciation and amortization	(12,110)	(14,844)

Net property and equipment	18,115	16,502
Other assets:
Goodwill, net of amortization	2,799	2,761
Other assets	1,119	1,005

Total other assets	3,918	3,766

Total assets	$89,619	$73,711

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash overdraft	$5,512	$2,782
Short-term debt	43,966	37,124
Accounts payable	14,053	11,731
Payroll and related expenses	10,927	9,168
Accrued expenses	5,908	4,825

Total current liabilities	80,366	65,630
Other liabilities	294	307
Deferred income taxes	1,316	1,316

Total liabilities	81,976	67,253

Stockholders' equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 17,390,594 shares issued at December 31, 2000 and June 30, 2001	174	174
Additional paid-in capital	27,425	27,386
Deferred compensation	(318)	(169)
Accumulated other comprehensive income (loss)	172	(46)
Accumulated deficit	(15,013)	(16,090)

	12,440	11,255
Less: Treasury stock, at cost, 585,000 shares at December 31, 2000 and June 30, 2001	(4,797)	(4,797)

Total stockholders' equity	7,643	6,458

Total liabilities and stockholders' equity	$89,619	$73,711

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

	(Unaudited)		(Unaudited )

Revenue	$65,856	$52,900	$136,376	$110,620

Cost of services	45,513	37,643	97,295	78,512

Gross profit	20,343	15,257	39,081	32,108
Operating expenses
Selling, general and administrative expenses	20,005	14,376	39,905	29,056
Depreciation and amortization	1,875	1,370	3,733	2,838

Total operating expenses	21,880	15,746	43,638	31,894

Income (loss) from operations	(1,537)	(489)	(4,557)	214
Other income (expense), net	(154)	(1,132)	(1,183)	(1,874)

Loss before income taxes	(1,691)	(1,621)	(5,740)	(1,660)
Income taxes	(543)	(615)	(2,084)	(583)

Net loss	$(1,148)	$(1,006)	$(3,656)	$(1,077)

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.24)	$(0.06)

Shares used to compute net loss per share:
Basic and diluted	15,498	16,805	15,509	16,805

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

	(Unaudited)		(Unaudited)

Net loss	$(1,148)	$(1,006)	$(3,656)	$(1,077)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	__	(6)	__	3
Unrealized holding gain on security, net of tax:
Unrealized holding gain on security, net of tax	__	__	__	__
Less: reclassification adjustment for gain included in net loss	__	__	__	(221)

Other comprehensive loss	—	(6)	—	(218)

Comprehensive loss	$(1,148)	$(1,012)	$(3,656)	$(1,295)

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2000	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,656)	$(1,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,733	2,838
Deferred income taxes	—	(149)
Gain on sale of interest rate swap	(1,100)	—
Realized gain on sale of security, net of tax	—	(221)
Amortization of deferred compensation on restricted shares	—	149
Provision for doubtful accounts	—	82
Change in assets and liabilities:
Trade accounts receivable	11,710	11,601
Prepaid expenses	(1,379)	(179)
Other receivables	181	(96)
Other assets	(667)	114
Accounts payable	131	(2,322)
Payroll and related expenses	(2,144)	(1,759)
Accrued expenses and other liabilities	(4,340)	(1,070)
Income taxes receivable	1,875	2,180

Net cash provided by operating activities	4,344	10,091

Cash flows from investing activities:
Purchases of property and equipment	(1,282)	(1,187)
Redemption of available-for-sale securities	—	639

Net cash used in investing activities	(1,282)	(548)

Cash flows from financing activities:
Payments received on stock options exercised	52	—
Proceeds from short-term debt	4,400	168,704
Payments on short-term debt	(4,400)	(175,546)
Proceeds from sale of interest rate swap	1,100	—
Repurchase of common stock	(94)	—
Contributions to employee stock purchase plan	(70)	(39)
Cash overdraft	(3,086)	(2,730)

Net cash used in financing activities	(2,098)	(9,611)

Effect of exchange rate changes on cash and cash equivalents	—	3

Net increase (decrease) in cash and cash equivalents	964	(65)
Cash and cash equivalents at beginning of period	374	114

Cash and cash equivalents at end of period	$1,338	$49

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,198	$2,604
Cash paid for income taxes	246	133

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

             The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements.  Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2001.  The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2000, included in the December 31, 2000 Form 10-K of Alternative Resources Corporation (“ARC” or the “Company”).

2.          Computation of Earnings (Loss) per Share

             Basic earnings (loss) per share are based on the weighted average number of common shares outstanding for the period.  Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised vested stock options using the treasury stock method.   Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.

3.          Recently Issued Accounting Pronouncements

             In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.”  SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  SFAS No.133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, which currently have no impact on the Company’s financial position or results of operations as the Company has not utilized derivative instruments or entered into any hedging transactions that are covered by those pronouncements.

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

The primary components of the restructuring charge can be summarized as follows:

	Total	2000	Balance at	2001	Balance at
	Initial	Cash	December	Cash	June
In thousands	Reserve	Payments	31, 2000	Payments	30, 2001

Severance	$535	$(246)	$289	$(242)	$47

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

The primary components of the restructuring charge can be summarized as follows:

	Total	1999	Balance at	2000	Balance at	2001	Balance at
	Initial	Cash	December	Cash	December	Cash	June
In thousands	Reserve	Payments	31, 1999	Payments	31, 2000	Payments	30, 2001

Real estate costs	$3,538	$(30)	$3,508	$(1,888)	$1,620	$(733)	$887
Severance	630	(416)	214	(184)	30	(30)	—

Total	$4,168	$(446)	$3,722	$(2,072)	$1,650	$(763)	$887

             The portion of the charge related to real estate costs, which totaled $3.5 million, relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space that will require 60% less square footage than what was in use. The costs associated with this charge related primarily to the present value of ongoing lease obligations for vacated offices net of anticipated sublease income. A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices. The majority of the unpaid restructuring reserve as of June 30, 2001 relates to future lease obligations that will be paid over the next 4 years.

6.          Short-term borrowings

             During the second quarter of 2001, ARC and the lending syndicate executed amendments to the revolving credit agreement.  The impact of these amendments was to extend the maturity date to January 1, 2002 and reduce the borrowing limit subject to pledged accounts receivable as collateral in consideration for waiver of existing financial loan covenants and modification of certain loan covenants.  Additionally, the Company has two irrevocable standby letters of credit for $1,268,000, which expire on December 31, 2001.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

             Essentially all of the Company’s revenue is generated from information technology services that offer the benefits of outsourcing, while allowing information services operations managers to retain strategic control of their operations.

RESTRUCTURING AND OTHER CHARGES

             During the fourth quarter of 2000, the Company recorded a $36.6 million charge.  This charge was comprised of an impairment charge of $34.9 million related to goodwill,  $1.2 million related to the write-off of excess assets, and $0.5 million related to severance costs.

             During the fourth quarter of 1999, the Company recorded a $5.2 million charge.  This charge was comprised of $3.5 million related to lease costs, $0.6 million related to severance costs, and $1.1 million related to the write-down of fixed asset values.

             The results of the above mentioned restructuring and other charges is evidenced by the improvement of EBITDA noted below.

Second Quarter Fiscal 2001 Compared to Second Quarter Fiscal 2000

             Revenue.  Revenues consist of fees earned from ARC Staffing Management Services and ARC Technology Management Solutions.  Revenue decreased $13.0 million or 19.7% from $65.9 million in 2000 to $52.9 million in 2001, primarily from the overall slowdown in IT spending as companies curtailed spending on IT investments in reaction to a soft economy. ARC Technology Management Solutions revenue decreased by $5.5 million or 27.2% from $20.3 million in 2000 to $14.8 million in 2001. The Company’s traditional staffing business decreased by $7.5 million or 16.3% from $45.6 million in 2000 to $38.1 million in 2001.

             Gross profit.  Gross profit decreased by $5.1 million or 25.0% from $20.3 million in 2000 to $15.2 million in 2001. The decrease was primarily attributable to the reduction in revenue. As a percentage of revenues, gross profit decreased 2.1 percentage points from 30.9% in 2000 to 28.8% in 2001 due to an under utilization of technical resources on a major project with one customer. The major project situation was rectified early in the third quarter of 2001 with a contract renewal that includes minimum business levels or price increases.  We believe the new agreement should restore the margins to historical levels.

             Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $6.1 million or 28.0% from $21.9 million in 2000 to $15.7 million in 2001.  The operating expense decrease was attributable to the restructuring actions taken in 2000, which is reflected in reduced office space and lower headcount.  As a percentage of revenues, operating expenses decreased by 3.4 percentage points from 33.2% in 2000 to 29.8% in 2001, primarily as a result of the actions described above.

             Loss from operations.  Loss from operations decreased by $1.0 million from a loss of $1.5 million in 2000 to loss of $0.5 million in 2001. The decrease in loss from operations was the result of reduced operating expenses partially offset by the lower revenue levels.

             Other (income) expense, net.  Other expense, net consists principally of interest expense on the Company’s revolving credit facility.  Other expense, net increased by $0.9 million from an expense of $0.2 million in 2000 to an expense of $1.1 million in 2001. The increase in other expense is primarily the result of a gain of $1.1 million on the sale of an interest rate swap agreement that was recognized in the second quarter of 2000, thereby reducing other expense for that period.

             Earnings before interest, income taxes, depreciation and amortization.  Earnings before interest, income taxes, depreciation and amortization (EBITDA) was $0.9 million for the quarter, which is comprised of loss before taxes of $(1.6) million plus depreciation and amortization of  $1.4 million and net interest of $1.1 million.  This compares to EBITDA of $0.3 million for the same three-month period in 2000.  The increase is primarily due to the increase in income from operations.

First Six Months Fiscal 2001 Compared to First Six Months Fiscal 2000

             Revenue.  Revenue decreased $25.8 million or 18.9% from $136.4 million in 2000 to $110.6 million in 2001, primarily from the overall slowdown in IT spending as companies curtailed spending on IT investments in reaction to a soft economy. ARC Technology Management Solutions revenue decreased by $10.4 million or 25.4% from $41.0 million in 2000 to $30.6 million in 2001. The Company’s traditional staffing business decreased by $15.3 million or 16.1% from $95.3 million in 2000 to $80.0 million in 2001.

             Gross profit.  Gross profit decreased by $7.0 million or 17.8% from $39.1 million in 2000 to $32.1 million in 2001. The decrease was primarily attributable to the reduction in revenue. As a percentage of revenues, gross profit increased slightly from 28.7% in 2000 to 29.0% in 2001.

             Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $11.7 million or 26.8% from $43.6 million in 2000 to $31.9 million in 2001.  The operating expense decrease was attributable to the restructuring actions taken in 2000, which is reflected in reduced office space and lower headcount.  As a percentage of revenues, operating expenses decreased by 3.2 percentage points from 32.0% in 2000 to 28.8% in 2001, primarily as a result of the actions described above.

             Income (loss) from operations.  Income (loss) from operations decreased by $4.8 million from a loss of $4.6 million in 2000 to income of $0.2 million in 2001. The shift from loss from operations to income from operations was the result of reduced operating expenses partially offset by the lower revenue levels.

             Other (income) expense, net, Other expense, net consists of interest expense of $2.6 million on the Company’s revolving credit facility offset by $0.3 million interest income on the Company’s tax refund and a $0.4 million gain on the sale of stock that was distributed to ARC from its Health care provider, MetLife, as it transitioned from a mutual company to a public company.  Other expense, net increased by $0.7 million from an expense of $1.2 million in 2000 to an expense of $1.9 million in 2001.  The increase in other expense is primarily the result of a gain of $1.1 million on the sale of an interest rate swap agreement that was recognized in the second quarter of 2000 thereby reducing other expense for that period.

             Earnings before interest, income taxes, depreciation and amortization.  Earnings before interest, income taxes, depreciation and amortization (EBITDA) was $3.4 million year to date, which is comprised of loss before taxes of $(1.7) million plus depreciation and amortization of $2.8 million and net interest of $2.3 million.  This compares to EBITDA of a loss of $0.8 million for the same six-month period in 2000.  The increase is primarily due to having income from operations as compared to a loss from operations in the prior period.

Liquidity and Capital Resources

             ARC has historically financed its operations and capital expenditures through sales of equity securities, a bank line of credit and cash generated from operations. Net cash provided by operations was $10.1 million during the first six months of 2001. Net cash provided by operations in 2001 was favorably impacted by the reduction in accounts receivable of $11.6 million and the receipt of income tax refunds of $2.2 million.

             Current liabilities exceeded current assets by $12.2 million at June 30, 2001. Current liabilities include $37.1 million of outstanding borrowings against its line of credit that was recently amended to extend the maturity date through January 1, 2002. During the first six months of 2001, the Company used the cash provided by operations to reduce its debt by $6.8 million and for capital purchases of $1.2 million.  In addition, the Company is currently in discussion with several financial institutions to obtain a new line of credit, which would extend the maturity date to 2004. There can be no guarantee that the refinancing will be completed.  Should this not be completed, the Company will pursue other financing alternatives.

          Assuming the successful negotiation of a new credit facility, or the continued extension of its current banking arrangement, the Company believes its cash balances, available line of credit and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

Recently Issued Accounting Pronouncements

             In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addressses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially  recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after
December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.

             In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method.  SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001.  Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

FORWARD-LOOKING STATEMENTS

             The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor," which is afforded such statements  under the Private Securities Litigation Reform Act of 1995, when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.  The statements contained in this Form 10-Q, including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

 The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At June 30, 2001 the Company had $37.1 million in floating-rate debt. An adverse charge in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest expense by approximately $0.4 million.

PART II - OTHER INFORMATION

Item 4. – Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of Alternatives Resources Corporation was held on June 14, 2001.

(b)	The individuals specified in (c) below were elected as directors at the meeting and the terms of office of Syd N. Heaton, Steve Purcell, Bruce R. Smith, Raymond Hipp, and Charles W. Sweet as directors continued after the meeting.

(c)	Set forth below is the tabulation of the votes with respect to the election of JoAnne Brandes and A. Donald Rully as Class I Directors.

Director	For	Withhold Authority

JoAnne Brandes	13,182,197	1,811,851
A. Donald Rully	13,264,762	1,729,286

* (d)	To approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's issued and Outstanding Common Stock.

For	Against	Withhold Authority

14,447,302	481,364	65,382

* Although the amendment was approved, the Board of Directors decided that it was in the best interest of the shareholders to not proceed with the reverse split.

Item 6. - Exhibits and Reports on Form 8-K

(a)	The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Eleventh Amendment to Credit Agreement
4.2	Twelfth Amendment to Credit Agreement
4.3	Thirteenth Amendment to Credit Agreement

(b)	The registrant was not required to file and did not voluntarily file any reports on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: August 14, 2001	/s/ Steven Purcell

Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary