Form 10-Q
period 2001-09-30
ALTERNATIVE RESOURCES CORP
filed 2001-11-14
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      17,409,904 shares of Common Stock outstanding as of November 5, 2001

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS
	December 31, 2000	September 30, 2001
		(Unaudited)
Current assets:
Cash and cash equivalents	$114	$76
Short-term investment	639
Trade accounts receivable, net of allowance for doubtful accounts	57,124	40,350
Prepaid expenses	1,325	1,289
Income taxes receivable	7,059	2,307
Other receivables	295	263
Deferred income taxes	1,030	1,179
Total current assets	67,586	45,464
Property and equipment:
Office equipment	8,109	8,240
Furniture and fixtures	2,404	2,389
Software	17,739	19,202
Leasehold improvements	1,973	1,977
	30,225	31,808
Less accumulated depreciation and amortization	(12,110)	(16,121)
Net property and equipment	18,115	15,687
Other assets:
Goodwill, net of amortization	2,799	2,742
Other assets	1,119	952
Total other assets	3,918	3,694
Total assets	$89,619	$64,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$5,512	$3,296
Short-term debt	43,966	30,585
Accounts payable	14,053	12,011
Accrued payroll and related expenses	10,927	7,720
Accrued expenses	5,908	3,841
Total current liabilities	80,366	57,453
Other liabilities	294	318
Deferred income taxes	1,316	1,316
Total liabilities	81,976	59,087
Stockholders' equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 17,390,594 and 17,334,103 shares issued at December 31, 2000 and September 30, 2001, respectively	174	174
Additional paid-in capital	27,425	27,415
Deferred compensation	(318)	(130)
Accumulated other comprehensive income (loss)	172	(38)
Accumulated deficit	(15,013)	(16,866)
	12,440	10,555
Less: Treasury stock, at cost, 585,000 shares at December 31, 2000 and September 30, 2001	(4,797)	(4,797)
Total stockholders' equity	7,643	5,758
Total liabilities and stockholders' equity	$89,619	$64,845
See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(Unaudited)		(Unaudited)
Revenue	$64,372	$46,830	$200,748	$157,450
Cost of services	44,250	32,744	141,545	111,256
Gross profit	20,122	14,086	59,203	46,194
Operating expenses
Selling, general and administrative expenses	19,265	12,520	59,170	41,576
Depreciation and amortization	1,955	1,294	5,688	4,132
Total operating expenses	21,220	13,814	64,858	45,708
Income (loss) from operations	(1,098)	272	(5,655)	486
Other income (expense), net	(2,173)	(1,048)	(3,356)	(2,922)
Loss before income taxes	(3,271)	(776)	(9,011)	(2,436)
Income taxes	(1,050)	—	(3,134)	(583)

Net loss	$(2,221)	$(776)	$(5,877)	$(1,853)
Net loss per share:
Basic and diluted	$(0.14)	$(0.05)	$(0.38)	$(0.11)

Shares used to compute net loss per share:
Basic and diluted	15,506	16,679	15,509	16,763

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(Unaudited)		(Unaudited)
Net loss	$(2,221)	$(776)	$(5,877)	$(1,853)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	9	8	9	11
Unrealized holding gain on security, net of tax:
Reclassification adjustment for gain included in net loss, net of tax	—	—	—	(221)
Other comprehensive income (loss)	9	8	9	(210)

Comprehensive loss	$(2,212)	$(768)	$(5,868)	$(2,063)

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2000	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,877)	$(1,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,688	4,132
Deferred income taxes	—	(149)
Gain on sale of interest rate swap	(1,100)	—
Realized gain on sale of security, net of tax	—	(221)
Amortization of deferred compensation on restricted shares	—	188
Provision for doubtful accounts	—	350
Change in assets and liabilities:
Trade accounts receivable	14,135	16,424
Prepaid expenses	(811)	36
Other receivables	183	32
Other assets	(517)	167
Accounts payable	(2,054)	(2,042)
Accrued payroll and related expenses	(4,014)	(3,207)
Accrued expenses and other liabilities	(3,856)	(2,043)
Income taxes receivable	834	4,752
Net cash provided by operating activities	2,611	16,566

Cash flows from investing activities:
Purchases of property and equipment	(1,847)	(1,647)
Redemption of available-for-sale securities	—	639

Net cash used in investing activities	(1,847)	(1,008)

Cash flows from financing activities:
Payments received on stock options exercised	52	—
Proceeds from short-term debt	26,105	212,263
Payments on short-term debt	(27,512)	(225,644)
Proceeds from sale of interest rate swap	1,100	—
Repurchase of common stock	(94)	—
Contributions to employee stock purchase plan	(100)	(57)
Issuance of common stock under employee stock purchase plan	200	47
Cash overdraft	(892)	(2,216)
Net cash used in financing activities	(1,141)	(15,607)
Effect of exchange rate changes on cash and cash equivalents	9	11

Net increase (decrease) in cash and cash equivalents	(368)	(38)
Cash and cash equivalents at beginning of period	374	114
Cash and cash equivalents at end of period	$6	$76
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,198	$3,162
Cash paid for income taxes	257	133

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

2.       Computation of Earnings (Loss) per Share

          Basic earnings (loss) per share are based on the weighted average number of common shares outstanding for the period.  Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised vested stock options using the treasury stock method.   Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At September 30, 2001 and 2000, potential dilutive securities consisted of options to purchase 16 and 113 thousand shares of common stock, respectively.

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

The primary components of the restructuring charge can be summarized as follows:

	Total	2000	Balance at	2001	Balance at
	Initial	Cash	December	Cash	September
In thousands	Reserve	Payments	31, 2000	Payments	30, 2001
Severance	$535	$(246)	$289	$(279)	$10

The remainder of the unpaid severance will be paid during the fourth quarter 2001.

5.       Restructuring Charge – 1999

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

The primary components of the restructuring charge can be summarized as follows:

	Total	1999	Balance at	2000	Balance at	2001	Balance at
	Initial	Cash	December	Cash	December	Cash	September
In thousands	Reserve	Payments	31, 1999	Payments	31, 2000	Payments	30, 2001
Real estate costs	$3,538	$(30)	$3,508	$(1,888)	$1,620	$(1,039)	$581
Severance	630	(416)	214	(184)	30	(30)	-

Total	$4,168	$(446)	$3,722	$(2,072)	$1,650	$(1,069)	$581

     The portion of the charge related to real estate costs, which totaled $3.5 million, relates to lease costs associated with vacating offices as the Company downsizes its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space that will require 60% less square footage than what was in use. The costs associated with this charge related primarily to the present value of ongoing lease obligations for vacated offices net of anticipated sublease income. A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices. The majority of the unpaid restructuring reserve as of September 30, 2001 relates to future lease obligations that will be paid over the next 4 years.

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

Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Third Quarter Fiscal 2001 Compared to Third Quarter Fiscal 2000

Revenue.  Revenues consist of fees earned from ARC Staffing Management Services and ARC Technology Management Solutions.  Revenue decreased $17.6 million or 27.3% from $64.4 million in 2000 to $46.8 million in 2001, primarily from the overall slowdown in IT spending as companies curtailed spending on IT investments in reaction to a soft economy. ARC Technology Management Solutions revenue decreased by $4.8 million or 23.6% from $20.4 million in 2000 to $15.6 million in 2001. The Company’s traditional staffing business revenue decreased by $12.7 million or 28.9% from $44.0 million in 2000 to $31.2 million in 2001.

Gross profit.  Gross profit decreased by $6.0 million or 30.0% from $20.1 million in 2000 to $14.1 million in 2001. The decrease was primarily attributable to the reduction in revenue and a change in product line mix. As a percentage of revenues, gross profit decreased 1.2 percentage points from 31.3% in 2000 to 30.1% in 2001 due to an under utilization of technical resources on a major project with one customer. The major project situation was rectified early in the third quarter of 2001 with a contract renewal that includes minimum business levels or price increases.  We believe the new agreement should restore the margins to historical levels.

Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $7.4 million or 34.9% from $21.2 million in 2000 to $13.8 million in 2001.  The operating expense decrease was attributable to the restructuring actions taken in 2000, which is reflected in reduced office space and lower headcount.  As a percentage of revenues, operating expenses decreased by 3.4 percentage points from 32.9% in 2000 to 29.5% in 2001, primarily as a result of the actions described above.

Income (loss) from operations.   Income from operations increased by $1.4 million from a loss of $1.1 million in 2000 to income of $0.3 million in 2001. The increase in income from operations was the result of reduced operating expenses partially offset by the lower revenue levels.

Other (income) expense, net.  Other expense, net, consists principally of interest expense on the Company’s revolving credit facility.  Other expense, net decreased by $1.1 million from an expense of $2.2 million in 2000 to an expense of $1.1 million in 2001.  The decrease in other expense is primarily the result of a decrease in interest expense related to decreased debt levels and lower interest rates.

Earnings before interest, income taxes, depreciation and amortization.  Earnings before interest, income taxes, depreciation and amortization (EBITDA) was $1.6 million for the quarter, which is comprised of loss before taxes of $(0.8) million plus depreciation and amortization of  $1.3 million and net interest of $1.1 million.  This compares to EBITDA of $0.9 million for the same three-month period in 2000.  The increase is primarily due to having income from operations as compared to a loss from operations in the prior period.

First Nine Months Fiscal 2001 Compared to First Nine Months Fiscal 2000

Revenue.  Revenue decreased $43.3 million or 21.6% from $200.7 million in 2000 to $157.4 million in 2001, primarily from the overall slowdown in IT spending as companies curtailed spending on IT investments in reaction to a soft economy. ARC Technology Management Solutions revenue decreased by $15.2 million or 24.8% from $61.4 million in 2000 to $46.2 million in 2001. The Company’s traditional staffing business revenue decreased by $28.1 million or 20.2% from $139.3 million in 2000 to $111.2 million in 2001.

Gross profit.  Gross profit decreased by $13.0 million or 22.0% from $59.2 million in 2000 to $46.2 million in 2001. The decrease was primarily attributable to the reduction in revenue. As a percentage of revenues, gross profit decreased slightly from 29.5% in 2000 to 29.3% in 2001.

Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $19.2 million or 29.5% from $64.9 million in 2000 to $45.7 million in 2001.  The operating expense decrease was attributable to the restructuring actions taken in 2000, which is reflected in reduced office space and lower headcount.  As a percentage of revenues, operating expenses decreased by 3.3 percentage points from 32.3% in 2000 to 29.0% in 2001, primarily as a result of the actions described above.

Income (loss) from operations.  Income from operations increased by $6.1 million from a loss of $5.6 million in 2000 to income of $0.5 million in 2001. The shift from a loss from operations to income from operations was the result of reduced operating expenses partially offset by the lower revenue levels.

Other (income) expense, net. Other expense, net, consists of interest expense of $3.6 million on the Company’s revolving credit facility offset by $0.3 million interest income on the Company’s tax refund and a $0.4 million gain on the sale of stock that was distributed to ARC from its Health care provider, MetLife, as it transitioned from a mutual company to a public company.  Other expense, net decreased by $0.5 million from an expense of $3.4 million in 2000 to an expense of $2.9 million in 2001.  The decrease in other expense is primarily the result of a decrease in interest expense resulting from decreased debt levels and lower interest rates, offset by a gain of $1.1 million on the sale of an interest rate swap agreement that was recognized in the second quarter of 2000.

Earnings before interest, income taxes, depreciation and amortization.  Earnings before interest, income taxes, depreciation and amortization (EBITDA) was $5.0 million year to date, which is comprised of loss before taxes of $(2.4) million plus depreciation and amortization of $4.1 million and net interest of $3.3 million.  This compares to EBITDA of $0.0 million for the same nine-month period in 2000.  The increase is primarily due to having income from operations as compared to a loss from operations in the prior period.

Liquidity and Capital Resources

                ARC has historically financed its operations and capital expenditures through sales of equity securities, a bank line of credit and cash generated from operations. Net cash provided by operations was $16.6 million as compared to net cash provided by operations of $2.6 million during the first nine months of 2001 and 2000, respectively. Net cash provided by operations in 2001 was favorably impacted by the reduction in accounts receivable of $16.4 million and the receipt of income tax refunds of $5.2 million.

Current liabilities exceeded current assets by $12.0 million at September 30, 2001. Current liabilities include $30.6 million of outstanding borrowings against its line of credit which has a maturity date of January 1, 2002. During the first nine months of 2001, the Company used the cash provided by operations to reduce its debt by $13.4 million and for capital purchases of $1.6 million. In addition, the Company is currently in discussion with several financial institutions to obtain a new line of credit, which would extend the maturity date to 2004. There can be no guarantee that the refinancing will be completed or that the current loan agreement will be extended past January 1, 2002.

     Assuming the successful negotiation of a new credit facility, or the continued extension of its current banking arrangement, the Company believes its cash balances, available line of credit and funds from operations will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

Recently Issued Accounting Pronouncements

                In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $2.7 million which will be subject to the transition provisions of SFAS 142.  In 2001, amortization expense will be approximately $76,000.  As such, management has deemed that the implementation of this change will not be material.

                In July 2001, the FASB issued SFAS No. 141, “Business Combinations” ("SFAS 141") which supersedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

                In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Loved Assets and for Long-Lived Assets to Be Disposed Of” it retains many of the fundamental provisions of that Statement.  SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions” for the disposal of a segment of a business.  However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS 144 is effective for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company is in the process of evaluating the impact that adoption of SFAS 144 may have on the financial statements, however, such impact, if any, is not known or reasonably estimable at this time.

FORWARD-LOOKING STATEMENTS

                The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor”, which is afforded such statements under the Private Securities Litigation Reform Act of 1995, when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in this Form 10-Q, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements contained in future filings with the Securities and Exchange Commission publicly disseminated press releases, and statements which may be made from time to time in the future by management of the company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statements.

In addition, to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

•      The Company’s ability to successfully refinance its debt;

•      The Company’s ability to attract and retain qualified information technology professionals;

•      The Company’s ability to recruit, train, integrate and retain qualified sales directors, account mangers, recruiters and client staffing managers;

•      Competition in the information technology services marketplace;

•      The Company’s continued ability to initiate and develop client relationships;

•       The Company’s ability to identify and respond to trends in information technology;

•       Unforeseen business trends in the Company’s national accounts or other large clients;

•       Pricing pressures and/or wage inflation and the resulting impact on gross profit and net operating margins;

•       The ability to successfully enter new geographic markets; and

•       The effect of changes in general economic conditions.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

 The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At September 30, 2001 the Company had $30.6 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest expense by approximately $0.3 million.

PART II – OTHER INFORMATION

Item 6. – Exhibits and Reports on Form 8-K

                (b)       The registrant was not required to file and did not voluntarily file any reports on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: November 14, 2001	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary