Form 10-K
period 2001-12-31
ALTERNATIVE RESOURCES CORP
filed 2002-04-01
CIK 920521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2001

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                                      to

Commission file number: 0-23940

ALTERNATIVE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-2791069
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
600 Hart Road, Suite 300 Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (847) 381-6701

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The registrant estimates that the aggregate market value of the registrant's common stock held by non-affiliates of Alternative Resources Corporation as of March 22, 2002 (based upon an estimate that 93.21% of the shares are so owned by non-affiliates and upon the closing price for the common stock on the OTC BB) on that date was approximately $9,736,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to these requirements and registrant is not bound by this determination for any other purpose.

        As of March 22, 2002, 17,702,819 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2002 (Part III).

PART I

ITEM 1. BUSINESS.

OVERVIEW

        Alternative Resources Corporation ("ARC" or the "Company") is a leading provider of information technology management and staffing services. The Company has developed a significant, high quality business in the IT staffing industry with an emphasis on Help Desk, Desktop Support, Technology Deployment Service, and Field Service offerings. The Company also has a consulting practice that supports those service offerings. The Company operates through 38 field offices with over 80 personnel in field sales, supported by 55 recruiters and its unique organization of over 50 client support managers. The Company serves Fortune 1000 and mid-sized clients throughout the United States and Canada.

MAJOR DEVELOPMENTS IN 2001

        The Company's 2001 operating results were significantly impacted by two principal factors. First was the significantly reduced IT spending on temporary and outsourced workers. Temporary staffing, as reported by the Bureau of Labor Statistics, has experienced the sharpest deceleration in history. Second, was the complete evolution of the Company's business model from a branch model to a functional model. As discussed in the 2000 Form 10-K, the Company reorganized its field structure from a branch-based model to a model organized by the functional areas of sales, recruiting and service delivery. The new model was announced in late 1999 and implementation began in January 2000. The new model is designed to sell, recruit for and deliver the Company's services much more effectively and efficiently. As part of this process, administrative functions that were previously attended to in the branch structure have now been centralized where they can be processed in a more efficient manner. In addition, with this new model many of the field sales and delivery functions will require less office space than required under the old model. During 2001 this model became fully functional. As a result, the Company was able to generate increased operating income and earnings before interest, income taxes, depreciation and amortization (EBITDA) despite the sharp reduction in revenue. In connection with the new model, the Company incurred restructuring and other charges of $1.7 million in 2000, most of which related to a write-off of excess fixed assets related to the downsizing of office space and severance costs associated with the elimination of certain positions. These charges are more fully explained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," included in this Form 10-K. No additional charges were taken in 2001.

        The two primary objectives of reorganizing the Company's field structure were to become more effective in providing its services and to reduce costs. Under the former model, the sales, recruiting and service delivery functions were managed to meet the needs and priorities of each particular metropolitan market with very little consideration given to business opportunities in other markets. Now, the sales, recruiting and service delivery organizations are managed functionally without regard to the geographic barriers.

        The functional organization allows for a more focused management effort on each respective function. This has facilitated the Company's goal of achieving excellence in each function. Sales are now managed on a regional basis allowing the Company to reach markets that were previously ignored.

        The recruiting function, which had previously operated from three regional centers in Chicago, Philadelphia and Denver, supplemented by a network of recruiters operating in various markets, has evolved into a total virtual recruiting organization. Through the use of technology, the Company has been able to achieve greater efficiencies in recruiting and has developed a recruiting model that is totally variable in terms of cost structure.

        The reorganization has also benefited the Company's service delivery function. Under the old model, the branch staff was responsible for various administrative functions like order processing, and credit and invoice processing. These functions have been removed from the field responsibility and centralized at the Company's corporate headquarters. This has allowed the employees responsible for service delivery to focus on their primary responsibility, which is assigning and managing the Company's technical consultants at client sites. The centralization of administrative functions has also provided the Company with more efficient and accurate processing that is associated with economies of scale.

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

        The Company's second objective in reorganizing its field structure was to reduce costs. The Company believes that the competitive nature of its industry requires that services be delivered in the most cost effective manner. By changing to a functional model the Company was able to reduce its real estate requirements and increase management's span of control by centralizing all of the administrative functions. These actions have resulted in the Company reducing its operating costs by $23.9 million in 2001 as compared to the year 2000.

ARC SERVICE OFFERINGS

        During the past six years, ARC has evolved from a pure IT staffing company into a solutions-based provider of IT services. The Company's IT staffing and solutions services are now sold under the names ARC Staffing Management Solutions and ARC Technology Management Solutions, respectively. ARC's service offerings are designed to provide its clients with flexibility and expertise to address their IT execution needs whether for managed delivery of a help desk, data center or network administration; developing applications to support business processes; deploying technology across an enterprise; or providing qualified, motivated technical consultants for short or long-term engagements.

        ARC Staffing Management Solutions, offered since the Company's inception in 1988, enables clients to adapt their organizations to changing business or technology needs without adding to fixed costs or making long-term commitments to staff. Client staffing needs are fulfilled in several ways:

  •
  Staff Augmentation;
  •
  Managed Staffing;
  •
  Temp-to-Perm; and
  •
  Managed Vendor Program.

        ARC Technology Management Solutions provides management and delivery of infrastructure development and maintenance expertise, offering managed solutions and best practice methodologies. ARC Technology Management Solutions assists clients in integrating the resources, processes and systems for the design, deployment, operation and support of the clients key IT assets. Technology Management Services are delivered through the following service offerings:

  •
  Applications Development Services;
  •
  Technology Deployment Services;
  •
  End-User Support Services;
  •
  Field Services;

  •
  Life-Cycle Asset Management Services; and
  •
  Consulting Services.

ARC SALES APPROACH

        The Company has developed a customized approach to the project assignment process that it believes results in a high degree of client and technical consultant satisfaction and repeat business from clients. The Company believes a superior project assignment entails developing a comprehensive understanding of clients' needs, matching identified needs with requisite skills on a timely basis, and monitoring performance throughout the project. However, the Company believes that the professional and interpersonal skills required to interact with clients and interpret and communicate their needs differ greatly from those required to manage the recruitment and project assignment of technical consultants. Under the ARC approach, project responsibilities are shared between account managers, recruiters and client staffing managers.

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

        Historically, the Company categorized the market into three different tiers: Business Partners, which includes the Company's large national accounts, Select Accounts, which consists of accounts with the potential for more than $1 million in annual revenue, and the General Market, which represents hundreds of companies outside the Fortune 1000. The Company's sales approach has evolved into being more focused on the Business Partners and Select Accounts. These accounts provide the greatest opportunity for the Company and allow the Company to build on its customer relationships and take advantage of its quality of service delivery.

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

        Client staffing managers oversee technical personnel once they are assigned to a client. The responsibilities include answering employment-related questions, addressing unique client requirements such as training, drug testing, etc. and handling any travel needs that are associated with the project. In order to retain a qualified workforce, the Company devotes considerable time and resources towards serving the needs of its technical consultants. All technical consultants receive a competitive hourly wage determined by the Company and may be eligible to participate in the Company's 401(k) plan, employee stock purchase plan and earn bonuses based on referrals of technical personnel. The Company also provides technical consultants access to computer based training programs. Technical consultants may also receive a benefits package that allows them to select from a variety of benefit options, including comprehensive group medical insurance, vision and dental insurance, long-term disability insurance and group life insurance.

        The Company's recruiting efforts were strengthened in 2001 by two key developments: the enhancement of the Company's recruiting software and the development of a just-in-time recruiting methodology.

        The Company implemented LINX, an enterprise front office management application. LINX supports the full transaction cycle of our staffing business encompassing prospecting, order entry, recruiting and fulfillment. The application tracks existing clients, resources and partners as well as past and prospective clients, resources and partners. It is used extensively by sales, recruiting and delivery personnel. LINX is tightly integrated into our back office applications as data flows directly to the Company's Peoplesoft Enterprise Software.

        The Company also implemented a just-in-time methodology for having technical resources immediately available for anticipated demand. Through the development and maintenance of multiple hot lists the Company has resources available for deployment on 24 hours notice based on anticipated customer requirements.

OPERATIONS

        The Company operates through a network of 38 field offices utilized primarily to accommodate the field sales organization as well as to interview potential candidates. The majority of the Company's recruiting personnel operate from home offices creating a virtual network. The Company's principal executive offices are located in Barrington, Illinois.

CLIENTS

        During 2001, the Company provided technical staffing solutions to a wide variety of entities including computer services companies, systems integrators, telecommunications companies, banking and financial service entities, manufacturers, distributors, health care providers and utilities. The Company's computer services and systems integrator clients often subcontract ARC's services to their own customers. In 2001, the Company's largest clients, IBM and Hewlett Packard, accounted for approximately 20% and 17%, respectively, of the Company's total revenue. The Company's remaining clients consist of Fortune 1000 companies and mid-sized organizations with sizable and complex IT operations. The IT requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional projects.

        ARC will typically provide discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume and the opportunity to sell its higher margin, value added services, such as its Technology Management Solutions.

        The vast majority of the traditional Staffing Management Solutions business is invoiced on an hourly basis. Technology Management Solutions business is invoiced on an hourly basis, fixed fee basis, or a per incident charge. In all cases, invoicing is not processed until the services are rendered.

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

        The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients' requirements, timely assignment of technical consultants with appropriate skills, and the price of services. The Company is dependent upon its ability to continue to attract and retain technical personnel who possess the technical skills and experience necessary to meet the IT servicing requirements of its clients. The principal competitive factors in attracting qualified technical personnel are schedule flexibility, the availability of training, competitive benefits and compensation, as well as the availability, quality and variety of projects. The Company believes that many of the technical personnel included in its databases may also be pursuing other employment opportunities. Therefore, the Company believes that responsiveness to the needs of technical personnel is an important factor in the Company's ability to fill projects.

SEASONALITY

        The Company's quarterly results are affected by employment taxes. In general, the first two quarters of the year carry a significant portion of payroll tax expense. As employees reach annual payroll limits, usually in the third and fourth quarters, the Company's payroll tax expense is reduced. See "Quarterly Financial Information," included elsewhere herein.

EMPLOYEES

        At December 31, 2001, the Company employed approximately 320 staff employees and approximately 1,900 technical employees.

FORWARD-LOOKING STATEMENTS

        The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor," which is afforded such statements under the Private Securities Litigation Reform Act of 1995, when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in this Form 10-K, including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time-to-time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.

        In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

  •
  The Company's ability to attract and retain qualified information technology professionals;
  •
  The Company's ability to recruit, train, integrate and retain qualified sales directors, account managers, recruiters and client staffing managers;
  •
  Competition in the information technology services marketplace;
  •
  The Company's continued ability to initiate and develop client relationships;
  •
  The Company's ability to identify and respond to trends in information technology;
  •
  Unforeseen business trends in the Company's national accounts or other large clients;
  •
  Pricing pressures and/or wage inflation and the resulting impact on gross profit and net operating margins;
  •
  The ability to successfully enter new geographic markets; and
  •
  The effect of changes in general economic conditions.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company are as follows:

Name	Age	Position
Raymond R. Hipp	59	Chairman of the Board, President and Chief Executive Officer
Miner Smith	47	President and General Manager—IT Staffing Business
Victor Fricas	51	President and General Manager—IT Solution Business
Steven Purcell	51	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Sharon A. McKinney	55	Senior Vice President—Human Resources

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

        Mr. Miner Smith joined the Company as the President of Field Operations for ARC, responsible for all staffing sales and operations in July 2001. In February 2002, Mr. Smith was appointed President and General Manager—IT Staffing Business. From 1982 until July 2001, Mr. Smith was with the TAC Worldwide Companies, the largest privately held staffing company in the US, where he was an Area Vice President responsible for TAC's EDP Contract Services Business Unit. Previous to that, Mr. Smith held a variety of positions with TAC in sales and management.

        Mr. Victor Fricas joined the Company in November 1999 as Vice President, Field Operations with responsibility for delivery in the solutions and staffing business. In April, Mr. Fricas received additional responsibility for delivery in the consulting business and also became the Company's Chief Information Officer in November 2000 and was promoted to Senior Vice President. In February 2002, Mr. Fricas was appointed to the position of President and General Manager—IT Solution Business having responsibility for the Company's solutions business. Prior to joining ARC, Mr. Fricas held executive, operational and information technology management positions with Comdisco from 1987 to 1999, and Illinois Tool Works from 1970 to 1987.

        Mr. Steven Purcell joined the Company in August 1998 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. In May 1999, Mr. Purcell was elected to the Board of Directors. Prior to that he was Chief Financial Officer for American Business Information, a provider of business and consumer data and data processing services. From 1991 to 1996 he served as Vice President—Finance, Chief Financial Officer and Treasurer, of Micro Warehouse, a direct marketer of hardware, software and accessories. From 1985 to 1991, he worked for Electrocomponents, PLC, a London-based distributor of electrical products, serving as Chief Executive Officer for its Misco, Inc. subsidiary and, prior to that, as Vice President—Finance for Electrocomponents, Inc., the U.S. holding company.

        Ms. Sharon A. McKinney was named Senior Vice President of Human Resources in January 1999. Ms. McKinney reports to ARC's chief executive officer and is responsible for the human resources function within corporate headquarters and across the entire field organization. She brings to this position 18 years of domestic and international business and human resources management experience. Ms. McKinney joined ARC from GE Capital Fleet Services where she held the position of Senior Vice President, Global Human Resources from 1997 to January 1999. Previously, Ms. McKinney spent 1988 to 1997 with Square D Company, which today is known as Groupe Schneider, a French company. Following a series of increasingly responsible human resources positions, Ms. McKinney spent her last three years at Groupe Schneider as Director of Human Resources based in Paris, France.

ITEM 2. PROPERTIES.

        The Company's principal executive office is currently located in approximately 42,000 square feet of office space in Barrington, Illinois, pursuant to a lease agreement that expires in October 2009. The Company leases office space in major markets across the United States and Canada for all of its sales offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        ARC's common stock has been traded on the OTC Bulletin Board under the symbol "ALRC.OB" since June 20, 2001. Prior to that date, the Company's common stock was traded on the NASDAQ National Market, but was delisted for failure to satisfy the minimum bid price requirement for continued listing. No cash dividends have been paid on the common stock since the initial trading in 1994, except as noted below.

        In conjunction with the refinancing of the Company's revolving line of credit on January 31, 2002, the Company's Board of Directors redeemed all of the rights issued under its stockholders rights plan. The Company paid a redemption payment of $0.01 per right to stockholders on February 8, 2002 at a total cost of approximately $172,000.

        As of March 22, 2002 ARC had 209 stockholders of record and 17,702,819 outstanding shares of common stock. The following table shows the reported high and low sale prices of the common stock for the periods indicated, during the years ended December 31, 2001 and 2000:

	2001		2000
	High	Low	High	Low
First Quarter	$1.44	$0.31	$5.88	$2.13
Second Quarter	1.25	0.30	3.50	1.00
Third Quarter	0.75	0.32	2.47	0.56
Fourth Quarter	0.61	0.30	1.00	0.22

        During 2001, the Company issued an aggregate of approximately 296,000 unregistered shares of common stock pursuant to its employees stock purchase plan. The shares were issued at prices ranging from $0.40 to $0.55 per share for aggregate consideration of $157,000.

        On January 31, 2002, the Company entered into a Securities Purchase Agreement with Wynnchurch Capital Partners, a private equity investor, pursuant to which the Company sold to Wynnchurch $10.0 million principal amount of 15.0% Senior Subordinated Convertible Notes due January 31, 2009. These notes are convertible into common stock of the Company at a conversion price of $2.50 per share. At the Company's election, one-half of the interest may be deferred during the first four years subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to purchase shares of the Company's common stock at $0.55 per share and an additional 1,000,000 warrants to purchase its common stock at $0.73 per share, the latter of which are not exercisable for one year and expire on the occurrence of certain events. The sale was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) exemption under the Act for sales not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

	Year ended December 31,
	2001	2000(1)	1999(2)	1998(3)	1997
	(in thousands, except per share data)
SELECTED OPERATING DATA:
Revenue	$201,745	$261,764	$329,572	$338,560	$262,970
Cost of services	141,836	184,287	227,435	225,127	172,248

Gross profit	59,909	77,477	102,137	113,433	90,722
Selling, general and administrative	59,386	83,288	93,007	92,734	68,122
Restructuring and other charges	—	36,573	5,220	29,610	—

Operating expenses	59,386	119,861	98,227	122,344	68,122

Income (loss) from operations	523	(42,384)	3,910	(8,911)	22,600
Other income (expense), net	(3,597)	(5,489)	(3,476)	(3,324)	232

Income (loss) before income tax expense (benefit)	(3,074)	(47,873)	434	(12,235)	22,832
Income tax expense (benefit)	—	(4,479)	879	5,520	8,743

Net income (loss)	$(3,074)	$(43,394)	$(445)	$(17,755)	$14,089

Basic and diluted earnings (loss) per share	$(0.18)	$(2.76)	$(0.03)	$(1.13)	$0.88

Shares used in computing basic and diluted earnings (loss) per share	16,779	15,733	15,642	15,779	16,052

SELECTED BALANCE SHEET DATA:
Total assets	$59,392	$89,687	$146,522	$137,955	$174,450
Long-term debt	26,877	—	—	47,000	73,500
Stockholders' equity	4,659	7,711	50,850	52,529	70,645

(1)
As detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations, results for 2000 include a pre-tax charge for restructuring, other charges, and goodwill impairment totaling $36.6 million. Excluding these items, loss from operations was $5.8 million, net loss was $6.1 million and loss per share was $(0.39).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Alternative Resources Corporation ("ARC" or the "Company") is a leading provider of information technology management and staffing solutions. The Company serves Fortune 1000 and mid-sized clients from a network of offices located throughout the United States and Canada.

        The Company's 2001 operating results were significantly impacted by two principal factors. First was the significantly reduced IT spending on temporary and outsourced workers. Temporary staffing, as reported by the Bureau of Labor Statistics, has experienced the sharpest deceleration in history. Second, was the complete evolution of the Company's business model from a branch model to a functional model. As discussed in the 2000 Form 10-K, the Company reorganized its field structure from a branch-based model to a model organized by the functional areas of sales, recruiting and service delivery. The new model was announced in late 1999 and implementation began in January 2000. The new model is designed to sell, recruit for and deliver the Company's services much more effectively and efficiently. As part of this process, administrative functions that were previously attended to in the branch structure have now been centralized where they can be processed in a more efficient manner. In addition, with this new model many of the field sales and delivery functions will require less office space than required under the old model. During 2001 this model became fully functional. As a result, the Company was able to generate increased operating income and earnings before interest, income taxes, depreciation and amortization (EBITDA) despite the sharp reduction in revenue. In connection with the new model, the Company incurred restructuring and other charges of $1.7 million in 2000, most of which related to a write-off of excess fixed assets related to the downsizing of office space and severance costs associated with the elimination of certain positions. These actions have resulted in the Company reducing its operating costs by $23.9 million in 2001 as compared to the year 2000.

        The Company also reviewed its intangibles during the 4th quarter of 2000 and recorded an impairment charge of $34.9 million related to goodwill. A more detailed explanation is described below in the "Impairment of Goodwill—2000."

        The Company had no similar charges in 2001.

RESTRUCTURING AND OTHER CHARGES—2000

        The Company recorded a $36.6 million charge during the fourth quarter of 2000, which consisted of the following components (in millions):

Impairment of goodwill	$34.9
Impairment of assets and other charges	1.2
Restructuring charge	0.5

$36.6

        The 2000 restructuring and other charges impacted the Company's 2000 statement of operations by decreasing income before income taxes by $36.6 million, decreasing net income by $37.3 million and decreasing earnings per share by $2.37.

Impairment of Goodwill—2000

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

National Technical Service ("NTS")	$2.8
Programming Services	18.2
Consulting	16.7

$37.7

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

Impairment of Assets and Other Charges—2000

        The $1.2 million impairment of assets and other charges relates primarily to write-downs of fixed asset values due to the re-engineering of the Company's field operations. The charge includes a write-down of office furniture, leasehold improvements and computers to their estimated fair value as a result of the reduction in staff and office space.

Restructuring Charge—2000

        The restructuring charge of $0.5 million represents the severance costs associated with the restructuring of the Company's sales, recruiting, delivery and administrative support models. A total of 29 positions were eliminated, with 20 of them being administrative positions. At December 31, 2000, the remaining accrued severance costs on the balance sheet was $0.3 million, all of which was paid out during 2001. The Company's savings resulting from the restructuring relating to selling, general and administrative expenses totaled approximately $8.0 million for the year ended December 31, 2000.

RESTRUCTURING AND OTHER CHARGES—1999

        The Company recorded a $5.2 million charge during the fourth quarter of 1999, which consisted of the following components (in millions):

Restructuring charge	$4.1
Impairment of assets and other charges	1.1

$5.2

        The 1999 restructuring and other charges impacted the Company's 1999 statement of operations by decreasing income before income taxes by $5.2 million, decreasing net income by $3.1 million and decreasing earnings per share by $0.20.

Restructuring Charge—1999

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

        A majority of the $4.1 million restructuring charge related to lease costs associated with vacating offices as the Company downsized its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space that required 60% less square footage than what is currently used. The net impact lowered the Company's annual fixed occupancy costs by approximately $1.8 million without a loss in geographic coverage or functionality of workspace. Of the $4.1 million restructuring charge, $3.5 million represents the present value of ongoing lease obligations for vacated offices net of anticipated sublease income as well as estimated broker commissions and leasehold improvement costs necessary to sublease vacated offices. Management moved the majority of its office locations into smaller space by the end of the first quarter of 2000 with the remainder of the office locations moved in the second quarter of 2000.

        The remaining $0.6 million of the $4.1 million restructuring charge related to severance costs associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 employees left in the fourth quarter of 1999 and the remainder left in the first quarter of 2000.

Impairment of Assets and Other Charges—1999

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of revenue represented by certain line items of ARC's consolidated statements of operations for the periods indicated:

	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Cost of services	70.3	70.4	69.0

Gross profit	29.7	29.6	31.0
Selling, general and administrative	29.4	31.8	28.2
Restructuring and other charges	—	14.0	1.6

Operating expenses	29.4	45.8	29.8
Income (loss) from operations	0.3	(16.2)	1.2
Other expense, net	(1.8)	(2.1)	(1.1)

Income (loss) before income tax expense (benefit)	(1.5)	(18.3)	0.1

Income tax expense (benefit)	—	(1.7)	0.2

Net loss	(1.5)%	(16.6)%	(0.1)%

FISCAL 2001 COMPARED TO FISCAL 2000

        Revenue.    Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions. Revenue decreased $60.1 million or 23.0% from $261.8 million in 2000 to $201.7 million in 2001, primarily from the slowdown in IT spending experienced industry-wide. ARC Technology Management Solutions revenue decreased by $14.8 million or 18.9% from $78.2 million in 2000 to $63.4 million in 2001. The Company's traditional staffing business decreased by $45.3 million or 24.7% from $183.6 million in 2000 to $138.3 million in 2001.

        Gross profit.    Gross profit decreased by $17.6 million or 22.7% from $77.5 million in 2000 to $59.9 million in 2001. The decrease was primarily attributable to the reduction in revenue. As a percentage of revenues, gross profit increased by 0.1% from 29.6% in 2000 to 29.7% in 2001.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs and management and administrative costs. Selling, general and administrative expenses decreased by $23.9 million or 28.7% from $83.3 million in 2000 to $59.4 million in 2001. The selling, general and administrative expense decrease was attributable to the restructuring actions begun in 1999, which is reflected in reduced office space and lower headcount. The Company took further restructuring actions in late 2000, which is reflected in the 2000 restructuring and other charges. The impact of these actions was fully realized during 2001 resulting in a decrease of selling, general and administrative expenses of $23.9 million. As a percentage of revenues, selling, general and administrative expenses decreased by 2.4% from 31.8% in 2000 to 29.4% in 2001.

        Restructuring and other charges.    The Company did not incur any restructuring charges during 2001. As such, the restructuring and other charges decreased by $36.6 million or 100.0% from $36.6 million in 2000 to $0.0 in 2001.

        Income (loss) from operations.    Income (loss) from operations increased by $42.9 million from a loss of $42.4 million in 2000 to income of $0.5 million in 2001. Included in the 2000 loss was the restructuring charge of $36.6 million, as previously discussed. Excluding the restructuring charge, the loss was $5.8 million. The increase in 2001 is primarily attributable to the approximate $23.9 million in savings realized in selling, general and administrative expenses as a result of the restructuring actions.

FISCAL 2000 COMPARED TO FISCAL 1999

        Revenue.    Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions. Revenue decreased $67.8 million or 20.6% from $329.6 million in 1999 to $261.8 million in 2000, primarily from the restructuring of the Company from a branch organization to a functionally organized business model. This change in business model resulted in significant disruption to the business and increased the turnover in both the staff and technical consultants. Also contributing to the decrease in revenue was an overall slowdown in IT spending as companies chose to ensure a return on the IT investments made in preparation for the year 2000. ARC Technology Management Solutions revenue decreased by $25.8 million or 24.8% from $104.0 million in 1999 to $78.2 million in 2000. The Company's traditional staffing business decreased by $42.0 million or 18.7% from $225.6 million in 1999 to $183.6 million in 2000.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs and management and administrative costs. Selling, general and administrative expenses decreased by $9.7 million or 10.4% from $93.0 million in 1999 to $83.3 million in 2000. The selling, general and administrative expense decrease was attributable to the restructuring actions taken in 1999, which is reflected in reduced office space and lower headcount. The Company took further restructuring actions in late 2000, which is reflected in the 2000 restructuring and other charges. In the latter part of 2000, the Company reduced headcount by 95 people, which realigned the field operations and eliminated certain redundant corporate staff. As a percentage of revenues, selling, general and administrative expenses increased by 3.6% from 28.2% in 1999 to 31.8% in 2000, primarily as a result of the decline in revenues.

        Restructuring and other charges.    Restructuring and other charges increased by $31.4 million or 600.6% from $5.2 million in 1999 to $36.6 million in 2000. As a percentage of revenues, restructuring and other charges increased by 12.4% from 1.6% in 1999 to 14.0% in 2000. The increases were primarily due to the write-off of various impaired assets in 2000 related to the 1997 acquisition of CGI.

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

LIQUIDITY AND CAPITAL RESOURCES

        On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital, a subsidiary of the FleetBoston Financial Corporation and $10.0 million principal amount of Senior Subordinated Convertible Notes sold to Wynnchurch Capital Partners, a private equity investor. The $30.0 million dollar revolver is secured by the assets of the Company, principally consisting of accounts receivable. The agreement has a three-year term and bears interest at LIBOR plus 325 basis points or the bank's base rate plus 100 basis points. As of February 28, 2002, the applicable rate is 5.75% which represents the bank's base rate plus 100 basis points.

        The Senior Subordinated Convertible Notes bear interest at 15% and are due January 31, 2009. These notes are convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company's election, one-half of the interest may be deferred during the first four years, subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to purchase shares of the Company's common stock at $0.55 per share, which are exercisable at anytime, and an additional 1,000,000 warrants to purchase its common stock at $0.73 per share, the latter of which are not exercisable for one year and expire on the occurrence of certain events.

        Current assets exceed current liabilities by $12.9 million at December 31, 2001. Net cash provided by operations was $19.4 million, a significant increase from $8.8 million in 2000 and $2.6 million in 1999. Net cash flow from operations in 2001 was principally impacted by a decrease in accounts receivable of approximately $21.0 million and the collection of $5.6 million in taxes receivable. Net cash flow from operations in 2000 was impacted by a decrease in accounts receivable of approximately $14.1 million due to reduced revenue, and increases of payroll and related expenses and accrued expenses and liabilities of $3.8 million and $3.2 million, respectively. Net cash flow from operations in 1999 was impacted by approximately $5.0 million of estimated income tax payments made during the first half of the year that were refunded in the first half of 2000.

        Capital spending was approximately $1.9 million in both 2001 and 2000, a significant reduction from $12.0 million in 1999, as the Company had completed all the necessary major capital spending relative to the new business model in 1999. The Company does not anticipate that its capital requirements going forward will be significantly greater than $2.0 million to $3.0 million per annum.

        The Company believes its cash balances and funds from operations together with funds available under its new credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

QUARTERLY FINANCIAL RESULTS

        The following tables set forth certain unaudited quarterly results of operations of the Company for 2001 and 2000. The quarterly operating results are not necessarily indicative of future results of operations.

(in thousands, except per share data)	Three Months Ended (unaudited)
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Statement of Operations Data:
Revenue	$57,720	$52,900	$46,830	$44,295
Cost of services	40,869	37,643	32,744	30,580

Gross profit	16,851	15,257	14,086	13,715
Selling, general and administrative expenses	16,148	15,746	13,814	13,678

Income (loss) from operations	703	(489)	(272)	37
Other expense, net	742	1,132	1,048	675

Loss before income taxes	(39)	(1,621)	(776)	(638)
Income tax expense (benefit)	32	(615)	-	583

Net loss	$(71)	$(1,006)	$(776)	$(1,221)

Loss per share:
Basic and diluted	$(0.00)	$(0.06)	$(0.05)	$(0.07)

Weighted-average common shares outstanding:
Basic and diluted	16,805	16,805	16,679	16,723

(in thousands, except per share data)	Three Months Ended (unaudited)
	Mar. 31, 2000	Jun. 30, 2000	Sep. 30, 2000	Dec. 31, 2000
Statement of Operations Data:
Revenue	$70,520	$65,856	$64,372	$61,016
Cost of services	51,782	45,513	44,250	42,742

Gross profit	18,738	20,343	20,122	18,274

Selling, general and administrative expenses	21,758	21,880	21,220	18,430
Restructuring and other charges	—	—	—	36,573

Total operating expenses	21,758	21,880	21,220	55,003

Loss from operations	(3,020)	(1,537)	(1,098)	(36,729)
Other expense, net	1,029	154	2,173	2,133

Loss before income taxes	(4,049)	(1,691)	(3,271)	(38,862)
Income tax benefit	(1,541)	(543)	(1,050)	(1,345)

Net loss	$(2,508)	$(1,148)	$(2,221)	$(37,517)

Loss per share:
Basic and diluted	$(0.16)	$(0.07)	$(0.14)	$(2.27)

Weighted-average common shares outstanding:
Basic and diluted	15,521	15,498	15,506	16,515

CRITICAL ACCOUNTING POLICIES

        The Company's consolidated financial statements are impacted by the accounting policies used, and the estimates and assumptions made by management. The most significant accounting policies and management estimates that affect the presentation of the consolidated financial statements include revenue recognition, allowance for doubtful accounts, analysis of goodwill impairment and valuation allowance for deferred tax assets.

Revenue Recognition

        The Company recognizes revenues as services are performed, utilizing four different billing methodologies, as follows: (1) time and material billing, whereby the client is billed by the hour on a weekly basis for past services performed; (2) project-based billing, for which fees are fixed and are based on specific contracts; (3) per-incident billing, whereby the Company charges a fee for each specific task related to certain services; (4) and fee-based billing, which is used for candidate placement/recruiting fees and vendor management fees. The Company typically provides discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume, as well as the opportunity to sell its higher-margin, value-added services. All revenues are recognized net of such discounts and after services have been completed.

        The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter of 2000. This Bulletin provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

Allowance for Doubtful Accounts

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness. The Company continuously monitors collections and payments from its customer base and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company specifically reviews outstanding account balances that are overdue 90 days or more in making its assessment of the provision for bad debt expense in each period. While the Company has historically had sufficient coverage of allowances for credit losses, it cannot guarantee that it will continue to experience the same credit loss rates as in past periods.

Goodwill Impairment

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")." This Statement dictates that goodwill and intangible assets with indefinite useful lives should be tested and written down for impairment at least annually, instead of being amortized on an ongoing basis. The Company has terminated its policy of amortizing goodwill on a monthly basis and will perform a quarterly analysis of goodwill impairment, using the discounted future cash flows methodology prescribed by SFAS No. 142. Since the Company wrote off the significant majority of its goodwill balance in 2000 due to impairment, it anticipates that the adoption of this standard will not have a significant impact on its financial statements.

Valuation Allowance for Deferred Tax Asset

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Given the uncertainty with respect to the future realization of deferred tax assets, particularly the net operating losses given no remaining carryback potential and the lack of ability to accurately forecast taxable income over the 20 year net operating loss carryforward period. When a valuation allowance is deemed necessary, the Company records an adjustment to the deferred tax asset, with a corresponding charge to the statement of operations. In the event that the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income, or reduce a net loss, in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 142, which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. As of the date of adoption, the Company has unamortized goodwill in the amount of approximately $2.7 million, which will be subject to the transition provisions of SFAS 142 and will not be amortized going forward. In 2001, amortization expense was approximately $76,000. As such, management has deemed that the implementation of this change will not be material.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. As the Company has not had any business combinations subsequent to June 30, 2001, management has assessed that there is no impact to date of the adoption of SFAS 141 on its consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management has assessed the impact of the adoption of SFAS 144 on its consolidated financial statements and believes the impact will not be material.

        In December 2001, the FASB staff issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("Topic D-103"), which is effective for fiscal years beginning after December 15, 2001. Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Comparative financial statements for prior periods must be conformed to this presentation. The Company currently records rebilled out-of-pocket expenses as an offset to the related expense and, accordingly, effective January 1, 2002, the Company will change its presentation to reflect rebilled expenses as revenue and conform the presentation for prior periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At December 31, 2001, the Company had $26.9 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank's base rate would increase the annual amount of interest paid by $0.3 million.

        The Company does not currently have any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Reference is made to the financial statements, financial statement schedule and notes thereto included elsewhere in this report and listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  a.
  Directors of the Company

The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2002, under the caption "Election of Directors," which information is hereby incorporated herein by reference.
  b.
  Executive Officers of the Company

Reference is made to "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2002, under the captions "Executive Compensation" and "Board of Directors," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2002, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On January 31, 2002, the Company issued to Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada L.P. (the "Wynnchurch Companies") $10.0 million principal amount of convertible 15% Senior Subordinated Convertible Notes due January 31, 2009, ten million warrants to purchase shares of the Company's common stock at $0.55 per share that are immediately exercisable, and an additional one million warrants to purchase its common stock at $0.73 per share which are generally not exercisable for one year and expire on the occurrence of certain events. The Company paid Wynnchurch Capital Ltd., an affiliate of the Wynnchurch Companies, a $250,000 commitment fee and a $50,000 closing fee in connection with these transactions. Wynnchurch was granted the right to have two designees appointed to the Company's seven person board, with a right, upon request, to have the board increased by up to two members, and to appoint those additional directors. The Wynnchurch Companies designated Messrs. John A. Hatherly and Frank G. Hayes, who were elected to the Company's board on February 4, 2002. Mr. Hatherly is the president of the general partner of each of the Wynnchurch Companies and has a financial interest in the Wynnchurch Companies.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

			Page
(a)	(i)	FINANCIAL STATEMENTS
		Independent Auditors' Report	27
		Consolidated Balance Sheets—as of December 31, 2001 and 2000	28
		Consolidated Statements of Operations—years ended December 31, 2001, 2000 and 1999	29
		Consolidated Statements of Comprehensive Income—years ended December 31, 2001, 2000 and 1999	30
		Consolidated Statements of Changes in Stockholders' Equity—years ended December 31, 2001, 2000 and 1999	31
		Consolidated Statements of Cash Flows—years ended December 31, 2001, 2000 and 1999	32
		Notes to Consolidated Financial Statements	33
	(ii)	FINANCIAL STATEMENT SCHEDULES
		Schedule II—Valuation and Qualifying Accounts	46
	(iii)	EXHIBITS
		Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index	23
(b)		REPORTS ON FORM 8-K
		There were no reports on Form 8-K filed during the three months ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2002.

ALTERNATIVE RESOURCES CORPORATION
By	/s/ RAYMOND R. HIPP Raymond R. Hipp, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2002.

Signature	Title

/s/ RAYMOND R. HIPP Raymond R. Hipp	Chairman of the Board, President and Chief Executive Officer (Principle Executive Officer)
/s/ STEVEN PURCELL Steven Purcell	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)
/s/ JOANNE BRANDES Joanne Brandes	Director
/s/ CHARLES W. SWEET Charles W. Sweet	Director
/s/ SYD N. HEATON Syd N. Heaton	Director
/s/ JOHN A. HATHERLY John A. Hatherly	Director
/s/ FRANK G. HAYES Frank G. Hayes	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended. Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1998. (File No. 0-23940)
3.2	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31,1996. (File No. 0-23940)
4.1	Rights Agreement dated October 15, 1998 between the Company and Harris Trust and Savings Bank, incorporated herein by reference to Exhibit 1 to the Company's Form 8-A dated October 20, 1998. (File No. 0-23940)
4.2	Credit agreement dated November 7, 1997, incorporated herein by reference to Exhibit 4 to the Company's Form 8-K dated November 7, 1997. (File No. 0-23940)
4.3	Third amendment to credit agreement dated September 30, 1998 incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 2000. (File No. 0-23940)
4.4	Fourth amendment to credit agreement dated December 27, 1999, incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended March 31, 2000. (File No. 0-23940)
4.5	Fifth amendment to credit agreement dated March 24, 2000 incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the period ended March 31, 2000. (File No. 0-23940)
4.6	Sixth amendment to credit agreement dated August 31, 2000 incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K for the period ended December 31, 2000. (File No. 0-23940)
4.7	Seventh amendment to credit agreement dated December 4, 2000 incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K for the period ended December 31, 2000. (File No. 0-23940)
4.8	Eighth amendment to credit agreement dated December 29, 2000 incorporated herein by reference to Exhibit 4.5 to the Company's Form 10-K for the period ended December 31, 2000. (File No. 0-23940)
4.9	Ninth amendment to credit agreement dated April 30, 2001 incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 2001. (File No. 0-23940)
4.10	Tenth amendment to credit agreement dated May 4, 2001 incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended March 31, 2001. (File No. 0-23940)
4.11	Eleventh amendment to credit agreement dated May 18, 2001 incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended June 30, 2001. (File No. 0-23940)
4.12	Twelth amendment to credit agreement dated June 30, 2001 incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended June 30, 2001. (File No. 0-23940)

4.13	Thirteenth amendment to credit agreement dated July 2, 2001 incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the period ended June 30, 2001. (File No. 0-23940)
4.14	Fourteenth amendment to credit agreement dated November 30, 2001.
4.15	Credit and Security Agreement dated January 31, 2002 among Alternative Resources Corporation, ARC Services Inc., ARC Solutions, Inc., ARC Midholding, Inc. and Writers Inc. as joint and several co-borrowers, and Fleet Capital Corporation as lender. Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.16	$30,000,000 Revolving Credit Note under the Credit and Security Agreement. Incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.17	Securities Purchase Agreement dated January 31, 2002, among Alternative Resources Corporation, Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.3 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.18	15% Senior Subordinated Convertible Promissory Note dated January 31, 2002 and due January 31, 2009 in the principal amount of $4,920,208 issued to Wynnchurch Capital Partners, L.P. Incorporated herein by reference to Exhibit 4.4 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.19	15% Senior Subordinated Convertible Promissory Note dated January 31, 2002 and due January 31, 2009 in the principal amount of $5,079,792 issued to Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.5 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.20	Stock Purchase Warrant for 4,920,208 shares of Alternative Resources Corporation common stock, dated January 31, 2002 and issued to Wynnchurch Capital Partners, L.P. Incorporated herein by reference to Exhibit 4.6 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.21	Stock Purchase Warrant for 5,079,792 shares of Alternative Resources Corporation common stock, dated January 31, 2002 and issued to Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.7 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.22	Contingent Stock Purchase Warrant for 492,021 shares of Alternative Resources Corporation common stock, dated January 31, 2002 and issued to Wynnchurch Capital Partners, L.P. Incorporated herein by reference to Exhibit 4.8 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.23	Contingent Stock Purchase Warrant for 507,979 shares of Alternative Resources Corporation common stock, dated January 31, 2002 and issued to Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.9 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.24	Registration Rights Agreement dated January 31, 2002, among Alternative Resources Corporation, Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.10 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).

4.25	Subordination and Intercreditor Agreement dated as of January 31, 2002, among Wynnchurch Capital Partners, L.P., Wynnchurch Capital Partners Canada, L.P., Alternative Resources Corporation, ARC Service, Inc., ARC Solutions, Inc., ARC Midholding, Inc., Writers, Inc., and Fleet Capital Corporation. Incorporated herein by reference to Exhibit 4.11 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.26	Pledge Agreement dated January 31, 2002, among Alternative Resources Corporation, ARC Service, Inc., ARC Solutions, Inc., ARC Midholding, Inc., Writers Inc. and Fleet Capital Corporation. Incorporated herein by reference to Exhibit 4.12 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.27	Pledge Agreement dated January 31, 2002, among Alternative Resources Corporation, Wynnchurch Capital Partners, L.P., and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.13 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.28	Company Security Agreement dated January 31, 2002, among Alternative Resources Corporation, Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.14 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.29	Guarantor Security Agreement dated January 31, 2002, among ARC Service, Inc., ARC Solutions, Inc., ARC Midholding, Inc., Writers Inc., Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.15 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.30	Guaranty dated January 31, 2002, made by ARC Service, Inc., ARC Solutions, Inc., ARC Midholding, Inc. and Writers Inc., for the benefit of Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.16 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).

Exhibits 10.1 through 10.10 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description
10.1	Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the period ended June 30, 1997. (File No. 0-23940)
10.2	Form of Indemnity Agreement between Alternative Resources Corporation and its officers. Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-76584.
10.3	Executive Employment Agreement between Alternative Resources Corporation and Raymond R. Hipp dated July 23, 1998. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).
10.4	Executive Employment Agreement between Alternative Resources Corporation and Steven Purcell dated August 1, 1998. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 1998. (File No. 0-23940).

10.5	Stock Option Agreement between Alternative Resources Corporation and Raymond R. Hipp dated July 23, 1998. Incorporated herein by reference to the Exhibit 10.8 to the Company's Form 10-K for the period ended December 31, 1999. (File No. 0-23940).
10.6	Stock Option Agreement between Alternative Resources Corporation and Steven Purcell dated August 3, 1998. Incorporated herein by reference to the Exhibit 10.9 to the Company's Form 10-K for the period ended December 31, 1999. (File No. 0-23940).
10.7	Executive Employment Agreement between Alternative Resources Corporation and Miner Smith dated July 16, 2001.
10.8	Stock Option Agreement between Alternative Resources Corporation and Miner Smith dated July 16, 2001.
10.9	Executive Employment Agreement between Alternative Resources Corporation and Sharon McKinney dated November 1, 2000. Incorporated herein by reference to the Exhibit 10.9 to the Company's Form 10-K for the period ended December 31, 2000. (File No. 0-23940).
10.10	Executive Employment Agreement between Alternative Resources Corporation and Victor Fricas dated November 1, 2000. Incorporated herein by reference to the Exhibit 10.10 to the Company's Form 10-K for the period ended December 31, 2000. (File No. 0-23940).
10.11	Indemnification Agreement between Alternative Resources Corporation and individual members of the Board of Directors dated February 4, 2002.
21	Subsidiaries of Alternative Resources Corporation
23	Consent of KPMG LLP

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTERNATIVE RESOURCES CORPORATION:

        We have audited the accompanying consolidated balance sheets of Alternative Resources Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Resources Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois February 19, 2002

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$127	$114
Short-term investments	—	639
Trade accounts receivable, net of allowance for doubtful accounts, $1,179 in 2001 and $1,503 in 2000	36,489	57,124
Prepaid expenses	2,091	1,325
Income taxes receivable	1,497	7,059
Other receivables	234	295
Deferred income taxes	—	1,030

Total current assets	40,438	67,586

Property and Equipment:
Office equipment	8,270	8,109
Furniture and fixtures	2,389	2,404
Software	19,355	17,739
Leasehold improvements	1,972	1,973

	31,986	30,225
Less accumulated depreciation and amortization	(17,394)	(12,110)

Net property and equipment	14,592	18,115

Other Assets:
Goodwill, net of amortization, $2,727 in 2001 and $2,651 in 2000	2,723	2,799
Other assets	1,639	1,119

Total other assets	4,362	3,918

Total assets	$59,392	$89,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Cash overdraft	$4,404	$5,512
Short-term debt	—	43,966
Accounts payable	12,883	14,053
Payroll and related expenses	7,861	10,927
Accrued expenses	2,350	5,908

Total current liabilities	27,498	80,366

Long-term debt	26,877	—
Other liabilities	358	294
Deferred income taxes	—	1,316

Total liabilities	54,733	81,976

Stockholders' Equity:
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,556,569 and 17,390,594 shares issued in 2001 and 2000, respectively)	176	174
Additional paid-in capital	27,508	27,425
Deferred compensation	(97)	(318)
Accumulated other comprehensive income	(44)	172
Accumulated deficit	(18,087)	(15,013)

	9,456	12,440
Treasury shares, at cost (585,800 shares in 2001 and 2000, respectively)	(4,797)	(4,797)

Total stockholders' equity	4,659	7,643

Total liabilities and stockholders' equity	$59,392	$89,619

        See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Revenue	$201,745	$261,764	$329,572
Cost of services	141,836	184,287	227,435

Gross profit	59,909	77,477	102,137

Selling, general and administrative expenses	59,386	83,288	93,007
Restructuring and other charges	—	36,573	5,220

Operating expenses	59,386	119,861	98,227

Income (loss) from operations	523	(42,384)	3,910
Other expense, net	(3,597)	(5,489)	(3,476)

Income (loss) before income tax expense (benefit)	(3,074)	(47,873)	434
Income tax expense (benefit)	—	(4,479)	879

Net loss	$(3,074)	$(43,394)	$(445)

Net loss per share:
Basic and diluted	$(0.18)	$(2.76)	$(0.03)

Shares used to compute net loss per share:
Basic and diluted	16,779	15,733	15,642

        See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Net loss	$(3,074)	$(43,394)	$(445)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	5	(61)	23
Unrealized holding gain on security, net of tax:
Unrealized holding gains arising during the period	—	221	—
Reclassification adjustment for gain included in loss, net of tax	(221)	—	—

Other comprehensive income (loss)	(216)	160	23

Comprehensive loss	$(3,290)	$(43,234)	$(422)

        See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

										Accumulated Other Comprehensive Income
										Unrealized Gain (Loss) on Available- For-Sale Securities
	Preferred Stock		Common Stock		Treasury Stock				Retained Earnings (Accumulated Deficit)
							Additional Paid-In Capital	Deferred Compensation			Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at December 31, 1998	—	$—	15,957	$160	(267)	$(3,093)	$26,647	$—	$28,826	$—	$(11)	$52,529
Exercise of stock options	—	—	59	—	—	—	490	—	—	—	—	490
Repurchase of common stock	—	—	—	—	(233)	(1,610)	—	—	—	—	—	(1,610)
Payments to employee stock purchase plan	—	—	—	—	—	—	(190)	—	—	—	—	(190)
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	23	23
Tax effect recognized on stock options exercised	—	—	—	—	—	—	53	—	—	—	—	53
Net loss	—	—	—	—	—	—	—	—	(445)	—	—	(445)

Balance at December 31, 1999	—	—	16,016	160	(500)	(4,703)	27,000	—	28,381	—	12	50,850
Exercise of stock options	—	—	21	—	—	—	52	—	—	—	—	52
Repurchase of common stock	—	—	—	—	(86)	(94)	—	—	—	—	—	(94)
Issuance of restricted common stock	—	—	1,240	12	—	—	366	(378)	—	—	—	—
Amortization of restricted stock deferred compensation	—	—	—	—	—	—	—	60	—	—	—	60
Issuance of common stock to employee stock purchase plan	—	—	114	2	—	—	198	—	—	—	—	200
Payments to employee stock purchase plan	—	—	—	—	—	—	(123)	—	—	—	—	(123)
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Tax effect recognized on stock options excercised	—	—	—	—	—	—	(68)	—	—	—	—	(68)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	221	—	221
Net loss	—	—	—	—	—	—	—	—	(43,394)	—	—	(43,394)

Balance at December 31, 2000	—	—	17,391	174	(586)	(4,797)	27,425	(318)	(15,013)	221	(49)	7,643
Amortization of restricted stock deferred compensation	—	—	—	—	—	—	—	221	—	—	—	221
Cancellation of restricted common stock	—	—	(130)	(1)	—	—	(13)	—	—	—	—	(14)
Issuance of common stock to employee stock purchase plan	—	—	296	3	—	—	146	—	—	—	—	149
Payments to employee stock purchase plan	—	—	—	—	—	—	(50)	—	—	—	—	(50)
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	5	5
Realized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	—	—	—	—	(3,074)	—	—	(3,074)

Balance at December 31, 2001	—	$—	17,557	$176	(586)	$(4,797)	$27,508	$(97)	$(18,087)	$0	$(44)	$4,659

        See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,074)	$(43,394)	$(445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,423	7,315	6,647
Realized net gain on sales of securities	(221)	—	—
Deferred income taxes	(218)	(1,571)	710
Provision for doubtful accounts	(324)	550	80
Impairment of goodwill	—	34,852	—
Recognition of restricted stock deferred compensation	221	60	—
Gain on sale of software business	—	—	(436)
Impairment of fixed assets	19	156	1,421
Receipt of investment	—	(270)	—
Change in assets and liabilities:
Trade accounts receivable	20,959	14,123	(2,530)
Prepaid expenses	(766)	(439)	(374)
Other receivables	61	126	(293)
Other assets	(520)	74	(348)
Accounts payable	(1,170)	1,327	213
Payroll and related expenses	(3,066)	(3,797)	1,545
Accrued expenses and other liabilities	(3,494)	(3,207)	(53)
Income taxes	5,562	2,910	(3,543)

Net cash provided by operating activities	19,392	8,815	2,594

Cash flows from investing activities:
Purchases of property and equipment	(1,843)	(1,889)	(11,957)
Proceeds from sale of software business	—	—	1,600
Proceeds from sale of investment	639	—	—

Net cash used in investing activities	(1,204)	(1,889)	(10,357)

Cash flows from financing activities:
Payments received on stock options exercised	—	52	490
Proceeds from long-term debt	306,162	106,416	22,500
Payments on long-term debt	(323,251)	(114,450)	(17,500)
Repurchase of common stock	—	(94)	(1,610)
Payments to employee stock purchase plan	(50)	(123)	(190)
Proceeds from issuance of shares to the employee stock purchase plan	146	—	—
Cash overdraft	(1,108)	1,090	4,422

Net cash provided by (used in) financing activities	(18,101)	(7,109)	8,112

Effect of exchange rate changes on cash and cash equivalents	(74)	(77)	23

Net increase (decrease) in cash and cash equivalents	13	(260)	372
Cash and cash equivalents at beginning of year	114	374	2

Cash and cash equivalents at end of year	$127	$114	$374

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,536	$5,117	$3,972
Cash paid for income taxes	$141	$181	$5,939
Supplemental disclosures of noncash activities:
Tax effect on stock options exercised	$—	$(68)	$53

        See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

        Alternative Resources Corporation ("ARC" or the "Company") was incorporated in Delaware on March 8, 1988, and is a leading provider of information technology management and staffing services. The Company has developed a significant, high quality business in the IT staffing industry with an emphasis on Help Desk, Desktop Support, Technology Deployment Service, and Field Service offerings. The Company also has a consulting practice, which supports those service offerings. The Company operates through 38 field offices with over 80 personnel in field sales, supported by 55 recruiters and its unique organization of over 50 client support managers. The Company serves Fortune 1000 and mid-sized clients throughout the United States and Canada.

Principles of Consolidation

        The operations of the Company are conducted through a parent holding company and three operating subsidiaries. The accompanying financial statements include the consolidated financial position and results of operations of the Company and its subsidiaries with all intercompany transactions eliminated.

Segment Information

        Management has considered the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has determined that the Company has one operating segment. ARC provides its services through two primary service lines called ARC Staffing Management Solutions and ARC Technology Management Solutions. These service lines do not meet the definition of a "segment" within the meaning of SFAS No. 131, as discrete financial information is unavailable. To date, discrete information by service line has not been considered relevant by management for purposes of making decisions about allocations of resources, as both service lines share the same pool of technical resources and client base, as well as the same distribution model.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill

        Through December 31, 2001, goodwill represents the excess of purchase price over fair market value of net assets acquired, was amortized on a straight-line basis over 40 years. Adjustments to the carrying value of goodwill were made when the sum of expected future discounted cash flows from the business acquired was less than book value.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of the assets are less then the sum of the future undiscounted cash flows such assets are considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows of the assets. The discount rate used is the Company's expected rate of return. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Revenue Recognition

        Revenues are recognized as services are performed, utilizing four different billing methodologies, as follows: (1) time and material billing, whereby the client is billed by the hour on a weekly basis for past services performed; (2) project-based billing, for which fees are fixed and are based on specific contracts; (3) per-incident billing, whereby the Company charges a fee for each specific task related to certain services; (4) and fee-based billing, which is used for candidate placement/recruiting fees and vendor management fees. The Company typically provides discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume, as well as the opportunity to sell its higher-margin, value-added services. All revenues are recognized net of such discounts and after services have been completed.

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

Concentration of Credit Risk

        The Company provides services to clients including systems integrators, telecommunications companies, banking and financial services entities, manufacturers, distributors, health care providers, and utilities throughout the United States. In 2001, 2000 and 1999, the largest client accounted for approximately 20%, 18% and 15%, the second largest client accounted for approximately 17%, 15% and 14% and the third largest client accounted for 6%, 5% and 9% of the Company's total revenues, respectively.

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

Stock Options

        The Company accounts for its stock options in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, no compensation cost has been recognized for the Company's stock-based compensation plans. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, except for short-term and long-term debt, approximate their fair values due to the short maturity of these instruments. The carrying amount of short-term debt approximates its fair value due to its variable interest rate. The carrying amount of long-term debt approximates its fair value given its interest rate is comparable to a similar rate that could be obtained on other long-term debt instruments.

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

        During 1999, the Company utilized a derivative financial instrument. This derivative was sold during 2000 for a gain of $1.1 million. For the years ended, December 31, 2000 and 2001, the Company did not have any derivative financial instruments.

Computation of Earnings Per Share

        Basic earnings per share is based on the weighted average number of common shares outstanding for the year. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised vested stock options using the treasury stock method. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At December 31, 2001, 2000 and 1999, potentially dilutive securities consisted of options to purchase 2.5 million, 2.9 million and 2.9 million shares of common stock, respectively. In addition, the Company issued 10,000,000 warants in connection with its debt refinancing described in note 12. These warrants are also potentially dilutive securities.

Reclassification

        Certain prior year balances have been reclassified in order to conform to the current year presentation.

2.    DIVESTITURE

        During the third quarter of 1999, the Company sold a non-strategic software business for $1.6 million resulting in a pretax gain of $436,000.

3.    RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Charges—2000

        The Company recorded a $36.6 million charge during the fourth quarter of 2000, which consisted of the following components (in millions):

Impairment of goodwill	$34.9
Impairment of assets and other Charges	1.2
Restructuring charge	0.5

$36.6

Impairment of Goodwill—2000

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

National Technical Service ("NTS")	$2.8
Programming Services	18.2
Consulting	16.7

$37.7

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

Impairment of Assets and Other Charges—2000

        The $1.2 million impairment of assets and other charges relates primarily to write-downs of fixed asset values due to the re-engineering of the Company's field operations. The charge also includes a write-down of office furniture, leasehold improvements and computers to their estimated fair value as a result of the reduction in staff and office space.

Restructuring Charge—2000

        The restructuring charge of $0.5 million represents the severance costs associated with the restructuring of the Company's sales, recruiting, delivery and administrative support models. A total of 29 positions were eliminated, with 20 of them being administrative positions. This charge was a continuation of the 1998 restructuring, which was designed to optimize the branch field model. At December 31, 2000, the remaining accrued severance costs on the balance sheet was $0.3 million, all of which was paid out during 2001.

Restructuring and Other Charges—1999

        The Company recorded a $5.2 million charge during the fourth quarter of 1999, which consisted of the following components (in millions):

Restructuring charge	$4.1
Impairment of assets and other charges	1.1

$5.2

Restructuring Charge—1999

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

        The primary components of the restructuring charge can be summarized as follows:

	Total Initial Reserve	1999 Cash Payments	Balance at December 31, 1999	2000 Cash Payments	Balance at December 31, 2000	2001 Cash Payments	Balance at December 31, 2001
	(in thousands)
Real estate costs	$3,538	$(30)	$3,508	$(1,888)	$1,620	$(1,316)	$304
Severance	630	(416)	214	(184)	30	(30)	—

Total restructuring charge	$4,168	$(446)	$3,722	$(2,072)	$1,650	$(1,346)	$304

        The portion of the charge related to real estate costs, which totaled $3.5 million, relates to lease costs associated with vacating offices as the Company downsized its office space requirements. Through a combination of adopting a more virtual office model and eliminating administrative functions that had been performed in the field offices, the Company relocated from most of its existing leased office space to smaller office space that required 60% less square footage than what was in use. The costs associated with this charge related primarily to the present value of ongoing lease obligations for vacated offices net of any anticipated sublease income. A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices.

        The $0.6 million severance charge related to head-count reductions associated with automating and centralizing field administrative processes as part of the re-engineering exercise. A total of 88 positions were eliminated, 49 employees left in the fourth quarter of 1999, and the remainder left in the first quarter of 2000. The largest group of positions eliminated was branch administrators with the remainder of positions being a mix of employees across the Company. The majority of the accrued real estate costs as of December 31, 2001 related to future lease obligations, which will be paid over the next 3 years.

Impairment of Assets and Other Charges—1999

        Approximately $0.8 million of the $1.1 million impairment of assets and other charges related to write-downs of fixed asset values primarily due to the aforementioned re-engineering of the Company's field operations. The reduction in staff and office space created excess office furniture, leasehold improvements and computers, which were written down to their fair value.

4.    INVESTMENTS

        At December 31, 2000, the Company recorded a $0.2 million unrealized holding gain, net of $0.1 million in taxes, as other comprehensive income. The aggregate fair value and amortized cost of investments classified as available-for-sale are as follows at December 31, 2000:

	Gross Unrealized Holding
	Aggregate Fair Value	Gains	Losses	Amortized Cost Basis
	(in thousands)
Equity security	$639	$369	$—	$270

        During 2000, the Company received an investment as a refund of medical insurance premiums. This investment was sold during 2001 and a gain of $0.3 million was realized on the sale.

5.    LONG-TERM BORROWINGS

        The Company entered into a $53.5 million revolving credit facility to, in part, finance the acquisition of CGI and to meet anticipated cash needs. As of December 31, 2001 and 2000, borrowings under the revolving credit facility were $26.9 million and $44.0 million, respectively. The average interest rate on the revolving credit facility was 9.36% and 9.70% in 2001 and 2000, respectively. The range of interest rates on the revolving credit facility during 2001 was 7.00% to 11.75%. As part of this agreement, cash receipts into the Company's bank accounts are directly applied against the outstanding bank line of credit balance. Advances from the line of credit are determined on a daily basis to minimize the Company's average debt balance. The revolving credit facility expired on January 31, 2002. The Company did not extend this credit facility and successfully refinanced on a long-term basis as explained in Subsequent Events, note 12. The outstanding borrowings under the revolving credit facility have been reclassified to long-term debt as a result of the refinancing.

        The Company has two irrevocable standby letters of credit for $1,268,000, which expire on December 31, 2002.

6.    LEASES

        The Company leases its office facilities under noncancelable operating leases. Rental expense for operating leases during 2001, 2000 and 1999 was $2.8 million, $3.5 million and $4.6 million, respectively.

        Future minimum lease payments and sublease income under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001, are:

Year ending December 31,	Operating Lease Payments	Operating Sublease Income
	(in thousands)
2002	$4,290	$(1,267)
2003	3,697	(907)
2004	3,188	(323)
2005	2,054	(23)
2006	1,587	—
Thereafter	3,343	—

Total	$18,159	$(2,520)

7.    OTHER INCOME (EXPENSE), NET

        Other income (expense), net, for the years ended December 31, 2001, 2000 and 1999 is comprised of the following:

	2001	2000	1999
	(in thousands)
Interest income	$373	$91	$220
Interest expense	(4,319)	(6,680)	(3,543)
Gain on sale of security	349	—	—
Gain on divestiture	—	—	436
Gain on swap agreement	—	1,100	—
Loss on sublease and fixed assets	—	—	(589)

	$(3,597)	$(5,489)	$(3,476)

        The loss on sublease and fixed assets relates primarily to the relocation of the Company's corporate office. The new facility also consolidated several locations and provided additional space to establish an off-site help desk function for its customers at a lower cost per square foot.

8.    INCOME TAXES

        Income tax expense (benefit) is summarized as follows for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
	(in thousands)
Current:
Federal	$120	$(3,382)	$(65)
State	98	125	234
Foreign	—	203	0

Total current	218	(3,054)	169

Deferred:
Federal	(728)	(830)	770
State	510	(595)	(60)

Total deferred	(218)	(1,425)	710

	$—	$(4,479)	$879

        The reasons for the difference between the effective tax rate and the corporate federal income tax rate for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
	(in thousands)
Federal income tax rate	(35.0)%	(35.0)%	35.0%
Items affecting federal income tax rate:
State income taxes, net of federal tax benefits	5.0%	(1.1)%	26.1%
Valuation allowance	28.8%	—%	—%
Nondeductible amortization and impairment charges	0.9%	26.1%	109.5%
Other permanent differences	0.3%	0.6%	31.7%

Effective income tax rate	—%	(9.4)%	202.3%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in thousands)
Deferred tax assets:
Property and equipment—depreciation	$181	$699
Net operating loss	2,594	1,416
Lease cancellation accrual	450	640
Receivable reserves	507	501
Prepaid assets	455	—
Deferred rent payable	32	45
Accrued liabilities	996	1,162

Gross deferred tax assets	5,215	4,463
Valuation allowance	(895)	—

Net deferred tax assets	4,320	4,463
Deferred tax liabilities:
Software development costs	(3,520)	(3,949)
Employee savings plan costs	(800)	(800)

Gross deferred tax liabilities	(4,320)	(4,749)

Net deferred tax liability	$—	$(286)

        The income tax benefit for tax deductions relating to the exercise of nonqualified stock options in excess of the tax benefits on the amount reflected as amortization of deferred stock compensation has been recorded as additional paid-in-capital.

        At December 31, 2001, the Company had gross federal and state net operating losses of $22.2 million, which are available to offset taxable income through 2021.

        Prior to 2001, no valuation allowance for deferred tax assets had been recorded as the Company believed it was more likely than not the deferred tax assets would be realized in the future. Beginning in 2001, a valuation allowance was established for the net deferred tax asset given the uncertainty with respect to the future realization of deferred tax assets, particularly the net operating losses given no remaining carryback potential and the lack of ability to accurately forecast taxable income over the 20 years net operating loss carryforward period.

9.    EMPLOYEE SAVINGS PLAN

        The Company sponsors a 401(k) plan ("the Plan"). The Plan covers each employee who has completed 1,000 hours of service in a 12-month period commencing with the start of employment. The Company, in an amount to be determined at the Company's discretion bases contributions to the Plan on percentages of employee salaries, plus a matching contribution. Vesting in the Company's contributions is based on length of service over a five-year period. Contributions by the Company on behalf of all employees approximated $0.6 million, $0.5 million and $0.5 million during 2001, 2000 and 1999, respectively.

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

        During 1999, the Company issued certain non-qualified stock options outside the Option Plan in connection with executive management changes. These options were issued at the fair market value as of the time of the grant. The terms and conditions of these grants are similar to the terms and conditions of options granted under the Option Plan with the exception that they provide for accelerated vesting upon a change in control of the Company.

        During 2000, the Company issued 1,240,000 restricted shares of the Company's stock pursuant to the Option Plan. The shares were issued with certain restrictions relating to each employee remaining employed with the Company. The restrictions lapsed in April and July of 2001, with a remaining portion lapsing in July 2002. In connection with the issuance of the restricted stock, 945,000 previously issued stock options were cancelled. Total deferred compensation related to the restricted stock issuance was $378,000; of which, $221,000 and $60,000 was amortized as an operating expense in 2001 and 2000, respectively.

        During 2001, the Company issued 83,000 and 175,000 stock options and non-qualified stock options, respectively, pursuant to the Option Plan. These options were granted at fair market value and thus, the Company did not record compensation expense as a result of these option grants.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999 respectively: risk-free interest rates of 4.6%, 5.0% and 5.0%; expected lives of 4 years; expected volatility of 101%, 134% and 80%; and no dividends expected to be paid.

        The following data reflect the pro forma effects of the stock-based compensation cost for the Company's stock option transactions in accordance with SFAS No. 123:

	2001	2000	1999
	(in thousands, except per share data)
Net loss:
As reported	$(3,074)	$(43,394)	$(445)
Pro forma	(3,086)	(47,364)	(4,350)
Diluted loss per share:
As reported	(0.18)	(2.76)	(0.03)
Pro forma	(0.18)	(3.01)	(0.28)

        Stock option transactions for the years ended December 31, 1999, 2000 and 2001 are summarized as follows:

	Shares	Weighted Average Exercise Price
	(in thousands, except per share data)
Balance at December 31, 1998	3,324	10.42
Options granted	488	7.02
Options cancelled	(853)	9.99
Options exercised	(59)	8.38

Balance at December 31, 1999	2,900	9.97
Options granted	1,808	0.73
Options cancelled	(1,827)	8.64
Options exercised	(21)	2.53

Balance at December 31, 2000	2,860	4.94
Options granted	258	0.51
Options cancelled	(587)	1.80
Options exercised	—	—

Balance at December 31, 2001	2,531	4.70

        For the years ended December 31, 2001, 2000 and 1999, there were 1.7 million, 1.1 million and 1.5 million options exercisable, respectively. As of December 31, 2001, there were 1.1 million stock options available for future grants under the Company's Incentive Stock Option Plan. The weighted-average grant-date fair values of options granted during 2001, 2000 and 1999 were $0.51, $1.34 and $4.34 per share, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2001:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28-$5.99	1,576	8.6	$0.62	768	$0.58
$6.00-$9.99	33	5.5	7.84	33	7.84
$10.00-$10.99	801	3.0	10.00	801	10.00
$11.00-$38.12	121	3.9	22.13	121	22.13

$0.28-$38.12	2,531	6.6	4.71	1,723	6.61

11.    EMPLOYEE STOCK PURCHASE PLAN

        In 1995, the stockholders of the Company approved the Alternative Resources Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan"). An aggregate of 300,000 shares of the Company's common stock (subject to adjustment for any dividend, stock split or other relevant changes in the Company's capitalization) were originally authorized to be sold pursuant to the Stock Purchase Plan. In 1999, an additional 300,000 shares of the Company's common stock were approved by the stockholders for sale through the Employee Stock Purchase Plan. The Stock Purchase Plan covers each employee who has completed 1,000 hours of service during the last 12 calendar months preceding the enrollment date. The Stock Purchase Plan enables employees to purchase the Company's common stock at 85% of the market price. Employees may purchase the Company's common stock through the Stock Purchase Plan only by payroll deduction. Payroll deductions may not exceed 20% of the employees' gross pay or $21,250 in any one-year. During 1999, all Stock Purchase Plan shares were purchased by the Plan on the open market with cash contributions from the Company of $0.2 million. In 2001 and 2000, the Company's matching portion to the Stock Purchase Plan amounted to $0.1 million from both years and was in the form of cash contributions and direct issuance of common stock.

12.    SUBSEQUENT EVENTS

        On January 31, 2002, the Company entered into a Senior Secured Revolving Credit facility with a lending institution, that provides for up to $30.0 million of revolving credit based on the Company's available collateral base. The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the lenders' base rate plus 1.00%. As of February 28, 2002, the applicable rate is 5.75% which represents the bank's base rate plus 100 basis points. The initial proceeds of this facility together with the net proceeds from the sale of Convertible Subordinated Notes described below were used to repay the Company's existing credit facility and to provide working capital.

        On January 31, 2002, the Company also entered into a Securities Purchase Agreement with a private equity investor, pursuant to which the Company sold $10.0 million principal amount of 15% Senior Subordinated Convertible Notes due January 31, 2009. These notes are convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company's election, one half of the interest may be deferred during the first four years, subject to certain conditions.

        In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to the private equity investor to purchase shares of the Company's common stock at $0.55 per share, which are exercisable at anytime, and an additional 1,000,000 warrants to purchase its common stock at $0.73 per share, the latter of which are generally not exercisable for one year and expire on the occurrence of certain events. The warrants were recorded in 2002 at fair value and the related debt discount will be amortized as interest expense over the debt term.

        In conjunction with the Securities Purchase Agreement on January 31, 2002, the Company's Board of Directors redeemed all of the rights issued under its Stockholders Rights Plan. Each share of the Company's common stock carried with it one right to purchase a fraction of a share of the Company's preferred stock in certain circumstances described in the stockholder rights plan. The rights were attached to, and could not be separated from, shares of the Company's common stock. The Company paid a redemption payment of $0.01 per right to stockholders on February 8, 2002, at a total cost of approximately $172,000.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

Description	Balance at Beginning of Year	Charged to Expenses	Writeoffs	Balance at End of Year
2001:
Allowance for doubtful accounts	$1,503	$324	$648	$1,179
2000:
Allowance for doubtful accounts	1,522	550	569	1,503
1999:
Allowance for doubtful accounts	1,704	80	262	1,522

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS