Form 10-Q
period 2002-03-31
ALTERNATIVE RESOURCES CORP
filed 2002-05-15
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 0-23940

ALTERNATIVE RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2791069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Hart Road, Suite 300, Barrington, IL	60010
(Address of principal executive offices)	(Zip code)

(847) 381-6701

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,702,819 shares of Common Stock outstanding as of May 6, 2002.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	December 31, 2001	March 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$127	$117
Trade accounts receivable, net of allowance for doubtful accounts	36,489	37,610
Prepaid expenses	2,091	1,978
Income taxes receivable	1,497	980
Other receivables	234	262
Deferred income taxes	938	938
Total current assets	41,376	41,885
Property and equipment:
Office equipment	8,270	8,276
Furniture and fixtures	2,389	2,389
Software	19,355	19,425
Leasehold improvements	1,972	1,995
	31,986	32,085
Less accumulated depreciation and amortization	(17,394)	(18,540)
Net property and equipment	14,592	13,545
Other assets:
Goodwill, net of amortization	2,723	2,723
Other assets	1,639	2,752
Total other assets	4,362	5,475
Total assets	$60,330	$60,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Cash overdraft	$4,404	$1,626
Accounts payable	12,883	11,703
Payroll and related expenses	7,861	7,579
Accrued expenses	2,350	3,248
Total current liabilities	27,498	24,156
Long-term debt	26,877	28,427
Other liabilities	358	368
Deferred income taxes	938	938
Total liabilities	55,671	53,889
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 17,556,569 and 17,702,819 shares issued at December 31, 2001 and March 31, 2002, respectively	176	178
Additional paid-in capital	27,508	30,489
Deferred compensation	(97)	(64)
Accumulated other comprehensive loss	(44)	(37)
Accumulated deficit	(18,087)	(18,753)
	9,456	11,813
Less: Treasury stock, at cost, 585,000 shares at December 31, 2001 and March 31, 2002	(4,797)	(4,797)
Total stockholders’ equity	4,659	7,016
Total liabilities and stockholders’ equity	$60,330	$60,905

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
Revenue	$59,601	$40,759
Cost of services	42,750	29,336
Gross profit	16,851	11,423
Operating expenses
Selling, general and administrative expenses	14,680	10,910
Depreciation and amortization	1,468	1,146
Total operating expenses	16,148	12,056
Income (loss) from operations	703	(633)
Other expense, net	(742)	(811)
Loss before income tax expense (benefit)	(39)	(1,444)
Income tax expense (benefit)	32	(950)
Net loss	$(71)	$(494)
Net loss per share:
Basic and diluted	$(0.00)	$(0.03)

Shares used to compute loss per share:
Basic and diluted	16,805	17,026

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
Net loss	$(71)	$(494)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	9	7
Unrealized holding gain on security, net of tax:
Reclassification adjustment for gain included in net loss, net of tax	(221)	—
Other comprehensive income (loss)	(212)	7
Comprehensive loss	$(283)	$(487)

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(71)	$(494)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,468	1,146
Deferred income taxes	(81)	—
Provision for doubtful accounts	(150)	(126)
Realized net gain on sale of security	(221)	—
Deferred compensation on restricted shares	89	33
Non-cash interest expense of deferred financing costs	—	83
Non-cash interest expense on accretion of warrants	—	69
Change in assets and liabilities:
Trade accounts receivable	8,449	(995)
Prepaid expenses	(81)	113
Other receivables	(22)	(28)
Other assets	52	(1,196)
Accounts payable	(2,034)	(1,180)
Payroll and related expenses	(1,172)	(282)
Accrued expenses and other liabilities	(797)	908
Income taxes	2,784	517
Net cash provided by (used in) operating activities	8,213	(1,432)

Cash flows from investing activities:
Purchases of property and equipment	(424)	(99)
Redemption of available-for-sale securities	639	—
Net cash provided by (used in) investing activities	215	(99)

Cash flows from financing activities:
Proceeds from long-term debt	85,870	59,672
Payments on long-term debt	(91,242)	(65,291)
Proceeds from issuance of debt and warrants	—	10,000
Cash paid to shareholders for cancellation of redemption plan	—	(172)
Contributions to employee stock purchase plan	(18)	—
Proceeds from issuance of shares to the employee stock purchase plan	—	83
Cash overdraft	(3,120)	(2,778)
Net cash provided by (used in) financing activities	(8,510)	1,514
Effect of exchange rate changes on cash and cash equivalents	9	7

Net increase (decrease) in cash and cash equivalents	(73)	(10)
Cash and cash equivalents at beginning of period	114	127
Cash and cash equivalents at end of period	$41	$117

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,246	$313
Cash paid for income taxes	10	11

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                    Basis of Presentation

The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements.  Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2002.  The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2001, included in the 2001 Form 10-K of Alternative Resources Corporation (“ARC” or the “Company”).

2.                    Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options which are in-the-money using the treasury stock method.   Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  At March 31, 2002 and 2001, potentially dilutive securities consisted of options to purchase 2.5 million and 2.7 million shares of common stock, respectively.  In addition, the Company issued 11,000,000 warrants in connection with its debt refinancing described in note 4.  These warrants are also potentially dilutive securities.

3.                    Recently Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supersedes Accounting Principles Board ("APB") Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.   SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the date of adoption, the Company has unamortized goodwill in the amount of approximately $2.7 million, which has been subjected to the transition provisions, including the phase-in impairment test, of SFAS 142 and will not be amortized going forward.  In the three months ended March 31,2001, amortization expense was approximately $19,000.  Had this amortization not been recorded, the reported net loss of $71 would have been $52 with no effect on the reported  loss per share of $0.00 for the three months ended March 31, 2001.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), which supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. As the Company has not had any business combinations subsequent to June 30, 2001, management has assessed that there is no impact to date of the adoption of SFAS 141 on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement.  SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions,” for the disposal of a segment of a business.  However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS 144 is effective for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  SFAS 144 was adopted on January 1, 2002 and had no effect on the consolidated financial statements.

In December 2001, the FASB issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“Topic D-103”), which is effective for fiscal years beginning after December 15, 2001.  Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense.  Comparative financial statements for prior periods must be conformed to this presentation.  The Company historically recorded rebilled out-of-pocket expenses as an offset to the related expense. Effective January 1, 2002, the Company changed its presentation to reflect rebilled expenses as revenue and also conformed the presentation for prior periods. The impact of adopting this pronouncement resulted in the reclassification of $1.9 million and $1.4 million of expenses to revenues, respectively, with a corresponding decrease of approximately 0.9% and 1.0%, respectively, in gross margin for the three months ended March 31, 2001 and 2002.  Cost of services were increased by an equal amount with no impact on gross profit dollars.

In June 1999, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.”  SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values as either liability or equity instruments, depending on certain criteria.  The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, which did not have an impact on the its financial position or results of operations given the Company did not have any derivative financial instruments at that time.  As described in note 4, the Company issued warrants in conjunction with the issuance of Senior Subordinated Convertible Notes on January 31, 2002.  Pursuant to SFAS 133 and interpretations by the Emerging Issues Task Force covering derivative financial instruments, these warrants meet the criteria for equity classification on the measurement date of January 31, 2002 and the Company is not required to remeasure the warrants on subsequent dates.  As such, the fair value of the warrants of approximately $3.0 million was recorded in equity as additional paid-in capital.  There was no effect on results of operations for the three months ended March 31, 2002 as a result of these pronouncements.

4.                    Long-term borrowings

During 1997, the Company entered into a $53.5 million revolving credit facility. As of December 31, 2001, borrowings under the revolving credit facility were $26.9 million. As part of this agreement, cash receipts into the Company’s bank accounts are directly applied against the outstanding bank line of credit balance.  Advances from the line of credit are determined on a daily basis to minimize the Company’s average debt balance.  The revolving credit facility expired on January 31, 2002.  The Company did not extend this credit facility and successfully refinanced the debt on a long-term basis as described below.

On January 31, 2002, the Company entered into a Senior Secured Revolving Credit facility with a lending institution, that provides for up to $30 million of revolving credit based on the Company’s available collateral base.  The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the lenders’ base rate plus 1.00%.  As of March 31, 2002, the applicable rate is 5.75% which represents the bank's base rate plus 100 basis points.  The initial proceeds of this facility together with the net proceeds from the sale of convertible subordinated notes described below were used to repay the Company’s existing credit facility and to provide working capital.

On January 31, 2002, the Company also entered into a Securities Purchase Agreement with a private equity investor, pursuant to which the Company sold $10 million principal amount of 15% Senior Subordinated Convertible Notes due January 31, 2009.  These notes are convertible into common stock of the Company at a conversion price of $2.50 per share.  At the Company’s election, one half of the interest may be deferred during the first four years, subject to certain conditions.

In conjunction with the sale of these notes, the Company issued 10,000,000 warrants (immediately exercisable) to the private equity investor to purchase shares of the Company’s common stock at $0.55 per share and an additional 1,000,000 warrants to purchase its common stock at $0.73 per share, the latter of which are not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants expire if such performance measures are met.

A fair value is required to be ascribed to these warrants and recorded as a decrease in the debt and an increase to additional-paid-in-capital.  This value is then amortized over the seven-year life of the debt by a non-cash interest charge.  The fair value of these warrants was determined to be approximately $3.0 million and will result in a non-cash quarterly interest charge of approximately $100 thousand ($70 thousand for the three months ended March 31, 2002).  The valuation of the warrants was determined based on advice from third-party valuation specialists who utilized a valuation model with the following inputs:   measurement date of Janaury 31, 2002; fair value of $0.70; exercise price of $0.55 ($0.73 for contingent warrants); contractual term of 10 years; dividend rate of zero; volatility rate of 101%; risk-free rate of 5.49%; and probability of 70% (for contingent warrants only).  The value assigned to the warrants is subject to the finalization of the valuation advice and review by management.  Any changes, unless material, will be adjusted in the financial statements prospectively.

In conjunction with the Securities Purchase Agreement on January 31, 2002, the Company’s Board of Directors redeemed all of the rights issued under its stockholders rights plan.  Each share of the Company’s common stock carried with it one right to purchase a fraction of a share of the Company’s preferred stock in certain circumstances described in the Stockholder Rights Plan.  The rights were attached to, and could not be separated from, shares of the Company’s common stock.  The Company paid a redemption payment of $0.01 per right to stockholders on February 8, 2002, at a total cost of approximately $172,000.

The Company has two irrevocable standby letters of credit for $1,268,000, which expire on December 31, 2002.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

First Quarter Fiscal 2002 Compared to First Quarter Fiscal 2001

Revenue.  Revenues consist of fees earned from the Company’s IT Staffing business and its’ IT Solutions business. Revenue for the first quarter of 2002 was $40.8 million, which was down from $59.6 million in the first quarter of 2001. The IT Staffing revenue was $22.6 million, down from $42.0 million last year and the IT Solutions revenue was $18.2 million, up from $17.6 million last year. The increase in the IT Solutions revenue was due to increases in the Technology Deployment, Field Services and Smartsourcing service offerings. The Solutions revenue includes an adjustment of $1.2 million in the first quarter of 2002 and a similar adjustment of $1.7 million in the first quarter of 2001. This adjustment represents out-of-pocket expenses that were rebilled to customers and previously recorded as an offset to the related expense as required by the recent FASB staff announcement Topic No. D-103, “Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred”. Cost of services were increased by an equal amount with no impact on gross profit.  The IT Staffing revenues dropped by about 46% from the prior year. This decrease was driven by significant declines in outsourced staffing requirements from IBM and EDS, two of our largest staff augmentation customers. IT Staffing revenue was also adjusted for Topic No. D-103 by $0.2 million in the first quarter of 2001 and 2002.

Gross margin. Gross margin for the quarter was 28.0%, down slightly from 28.3% in the first quarter of last year, and also down from 29.8% in the fourth quarter of last year. The decrease in the gross margin from the fourth quarter is seasonal and reflects the impact of increased payroll taxes early in the year. The decrease in margin from the first quarter of 2001 is due to the very competitive staffing environment, which is causing some margin pressure in our staffing business. This is partially offset by the margins in IT Solutions business, which have shown some improvement over the first quarter of last year.

Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $4.0 million or 24.8% from $16.1 million in 2001 to $12.1 million in 2002.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount and to the impact of significantly lower revenue. As a percentage of revenues, operating expenses increased by 2.5 percentage points from 27.1% in 2001 to 29.6% in 2002, primarily as a result of the sharp decline in revenue.

Income (loss) from operations.  Income (loss) from operations decreased from income of $0.7 million in 2001 to a loss of $0.6 million in 2002. The decrease in income from operations was the result of lower gross margins and higher operating expenses as previously discussed.

Other (income) expense, net.  In 2002, Other (income) expense consists primarily of interest expense on the Company’s outstanding debt. In 2001, Other (income) expense, net consisted of interest expense of $1.4 million on the Company’s revolving credit facility offset by interest income on the Company’s tax refund and a $0.4 million gross gain on the sale of stock that was distributed to ARC from its Health care provider, MetLife, as it transitioned from a mutual company to a public company.

Earnings before interest, income taxes, depreciation and amortization.  Earnings before interest, income taxes, depreciation and amortization (EBITDA) was $0.5 million for the quarter, which is comprised of loss before income taxes of $(1.4) million plus depreciation of $1.1 million and net interest of $0.8 million.  This compares to EBITDA of $2.5 million in the first quarter of 2001.  The decrease is primarily due to the decrease in income from operations in 2002 and the $0.4 million in gain on the sale of stock in the first quarter of 2001.

Liquidity and Capital Resources

On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital, a subsidiary of the FleetBoston Financial Corporation and $10.0 million principal amount of Senior Subordinated Convertible Notes sold to Wynnchurch Capital Partners, a private equity investor. The $30.0 million revolver is secured by the assets of the Company, principally consisting of accounts receivable. The agreement has a three-year term and bears interest at LIBOR plus 325 basis points or the bank’s base rate plus 100 basis points.  As of March 31, 2002, the applicable rate is 5.75%, which represents the bank’s base rate plus 100 basis points.

The Senior Subordinated Convertible Notes bear interest at 15% and are due January 31, 2009. These notes are convertible into common stock at a conversion price of $2.50 per share. At the Company’s election, one-half of the interest may be deferred during the first four years, subject to certain conditions.  In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to purchase shares of the Company’s common stock at $0.55 per share and an additional 1,000,000 warrants to purchase its common stock at $0.73 per share, the latter of which are not exercisable for one year and expire on the occurrence of certain events.

Current assets exceed current liabilities by $17.7 million at March 31, 2002.  Net cash used in operations was $1.4 million in the first quarter 2002.

Capital spending was approximately $0.1 million in 2002 and $0.4 million in 2001. The Company does not anticipate that its capital spending going forward will be significantly greater than $2.0 million to $3.0 million per annum.

The Company reported a tax benefit of $950 thousand in the first quarter of 2002 due to recently enacted Federal tax legislation.  The new legislation provides for a five-year carry back of the Company's operating loss in 2001 rather than the two years permitted under the prior legislation.  The Company intends to use the cash generated from the anticipated income tax refund for general operating purposes, including the reduction of debt.

The Company believes its cash balances and funds from operations together with funds available under its new credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At March 31, 2002, the Company had $21.3 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest paid by $0.2 million.

The Company issued warrants on January 31, 2002 which are classified as derivative financial instruments pursuant to SFAS 133, which was adopted by the Company on January 1, 2001.  Pursuant to SFAS 133 and interpretations by the Emerging Issues Task Force covering derivative financial instruments, these warrants meet the criteria for equity classification on the measurement date of January 31, 2002 and the Company is not required to remeasure the warrants on subsequent dates.  As such, there is no mark-to-market adjustment which will be reflected in the statement of operations as unrealized gains or losses as a result of changes in fair value of these warrants in periods subsequent to the measurement date.  Additionally, there is no equity price risk associated with changes in fair value of the warrants.  The Company does not have any derivative financial instruments other than the warrants.

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor,” which is afforded such statements under the Private Securities Litigation Reform Act of 1995, when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in this Form 10-Q, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time-to-time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.

In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

•      The Company’s ability to attract and retain qualified information technology professionals;

•      The Company’s ability to recruit, train, integrate and retain qualified sales directors, account managers, recruiters and client staffing managers;

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

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

                                                (a)       No exhibits were required to be filed pursuant to Item 601 of Regulation S-K:

                                                (b)       Form 8-K was filed on February 12, 2002, under Item 5. “Other Events”, to disclose the Senior Secured Revolving Credit facility agreement entered into with Fleet Capital Corporation and the Securities Purchase Agreements with Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada L.P. and to file such agreements and related documents as exhibits.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: May 15, 2002	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary