Form 10-Q
period 2002-06-30
ALTERNATIVE RESOURCES CORP
filed 2002-08-14
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

17,702,819 shares of Common Stock outstanding as of August 05, 2002.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2001	June 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127	$53
Trade accounts receivable, net of allowance for doubtful accounts	36,489	33,192
Prepaid expenses	2,091	2,080
Income taxes receivable	1,497	2,103
Other receivables	234	320
Total current assets	40,438	37,748
Property and equipment:
Office equipment	8,270	8,288
Furniture and fixtures	2,389	2,389
Software	19,355	19,487
Leasehold improvements	1,972	2,005
	31,986	32,169
Less accumulated depreciation and amortization	(17,394)	(19,598)
Net property and equipment	14,592	12,571
Other assets:
Goodwill, net of amortization	2,723	2,723
Other assets	1,639	2,581
Total other assets	4,362	5,304
Total assets	$59,392	$55,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$4,404	$1,165
Accounts payable	12,883	12,362
Payroll and related expenses	7,861	7,074
Accrued expenses	2,350	3,510
Total current liabilities	27,498	24,111
Long-term debt	26,877	25,799
Other liabilities	358	371
Total liabilities	54,733	50,281
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 17,556,569 and 17,702,819 shares issued at December 31, 2001 and June 30, 2002, respectively	176	178
Additional paid-in capital	27,508	30,458
Deferred compensation	(97)	—
Accumulated other comprehensive loss	(44)	(55)
Accumulated deficit	(18,087)	(20,442)
	9,456	10,139
Less: Treasury stock, at cost, 585,000 shares	(4,797)	(4,797)
Total stockholders’ equity	4,659	5,342
Total liabilities and stockholders’ equity	$59,392	$55,623

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Revenue	$54,833	$38,403	$114,434	$79,162

Cost of services	39,576	27,830	82,326	57,166
Gross profit	15,257	10,573	32,108	21,996

Operating expenses
Selling, general and administrative expenses	14,376	10,452	29,056	21,362
Depreciation and amortization	1,370	1,058	2,838	2,204
Other charges	—	1,100	—	1,100
Total operating expenses	15,746	12,610	31,894	24,666
Income (loss) from operations	(489)	(2,037)	214	(2,670)
Other income (expense), net	(1,132)	(928)	(1,874)	(1,739)
Loss before income taxes	(1,621)	(2,965)	(1,660)	(4,409)
Income taxes	(615)	(1,275)	(583)	(2,225)

Net loss	$(1,006)	$(1,690)	$(1,077)	$(2,184)

Net loss per share:
Basic and diluted	$(0.06)	$(0.10)	$(0.06)	$(0.13)

Shares used to compute net loss per share:
Basic and diluted	16,805	17,117	16,805	17,072

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)

Net loss	$(1,006)	$(1,690)	$(1,077)	$(2,184)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(6)	(18)	3	(11)
Unrealized holding gain on security, net of tax:
Less reclassification adjustment for gain included in net loss	—	—	(221)	—
Other comprehensive loss	(6)	(18)	(218)	(11)

Comprehensive loss	$(1,012)	$(1,708)	$(1,295)	$(2,195)

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2001	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,077)	$(2,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,838	2,204
Deferred income taxes	(149)	—
Provision for doubtful accounts	82	(192)
Realized net gain on sale of security	(221)	—
Deferred compensation on restricted shares	149	97
Change in assets and liabilities:
Trade accounts receivable	11,601	3,489
Prepaid expenses	(179)	11
Other receivables	(96)	(86)
Other assets	114	(1,148)
Accounts payable	(2,322)	(521)
Payroll and related expenses	(1,759)	(787)
Accrued expenses and other liabilities	(1,070)	1,173
Income taxes	2,180	(606)
Net cash provided by (used in) operating activities	10,091	1,450

Cash flows from investing activities:
Purchases of property and equipment	(1,187)	(183)
Redemption of available-for-sale securities	639	—
Net cash provided by (used in) investing activities	(548)	(183)

Cash flows from financing activities:
Proceeds from long-term debt	168,704	118,150
Payments on long-term debt	(175,546)	(126,501)
Proceeds from issuance of debt and warrants	—	10,000
Cash paid to shareholders for cancellation of redemption plan	—	(171)
Non-cash interest expense of deferred financing costs	—	206
Non-cash interest expense on accretion of warrants	—	173
Contributions to employee stock purchase plan	(39)	—
Proceeds from issuance of shares to the employee stock purchase plan	—	55
Cash overdraft	(2,730)	(3,239)
Net cash provided by (used in) financing activities	(9,611)	(1,327)
Effect of exchange rate changes on cash and cash equivalents	3	(14)

Net increase (decrease) in cash and cash equivalents	(65)	(74)
Cash and cash equivalents at beginning of period	114	127
Cash and cash equivalents at end of period	$49	$53

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,604	$784
Cash paid for income taxes	133	30
Cash refunds received for income taxes	2,895	1,621

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Basis of Presentation

The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements.  Such interim consolidated financial statements reflect all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2002.  The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2001, included in the 2001 Form 10-K of Alternative Resources Corporation (“ARC” or the “Company”).

2.                                      Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options and warrants which are in-the-money using the treasury stock method.   Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At June 30, 2002 and 2001, potentially dilutive securities consisted of options to purchase 2.5 million and 2.6 million shares of common stock, respectively.  In addition, the Company issued 11,000,000 warrants in connection with its refinancing described in note 4.  These warrants are also potentially dilutive securities.

3.                                      Recently Adopted Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.”  SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values as either liability or equity instruments, depending on certain criteria.  The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, which did not have an impact on its financial position or results of operations given the Company did not have any derivative financial instruments at that time.  As described in note 4, the Company issued warrants in conjunction with the issuance of Senior Subordinated Convertible Notes on January 31, 2002.  Pursuant to SFAS 133 and interpretations by the Emerging Issues Task Force covering derivative financial instruments, these warrants meet the criteria for equity classification on the measurement date of January 31, 2002 and the Company is not required to remeasure the warrants on subsequent dates.  As such, the fair value of the warrants of approximately $3.0 million was recorded in equity as additional paid-in capital.  There was no effect on results of operations for the six months ended June 30, 2002 as a result of these pronouncements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  SFAS 142 is required to be applied at the beginning of an entity’s fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the date of adoption, the Company has unamortized goodwill in the amount of approximately $2.7 million, which has been subjected to the transition provisions, including the phase-in impairment test, of SFAS 142 and will not be amortized going forward.  In the six months ended June 30,2001, amortization expense was approximately $38,000.  Had this amortization not been recorded, the reported net loss of $1,077 would have been $1,039 with no effect on the reported loss per share of $0.06 for the six months ended June 30, 2001.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), which supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. As the Company has not had any business combinations subsequent to June 30, 2001, there is no impact to date of the adoption of SFAS 141 on the Company’s consolidated financial statements.

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

In December 2001, the FASB issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“Topic D-103”), subsequently recharacterized as Emerging Issues Task Force “EITF” No. 01-14, which is effective for fiscal years beginning after December 15, 2001.  EITF No. 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense.  Comparative financial statements for prior periods must be conformed to this presentation.  The Company historically recorded rebilled out-of-pocket expenses as an offset to the related expense. Effective January 1, 2002, the Company changed its presentation to reflect rebilled expenses as revenue and also conformed the presentation for prior periods. The impact of adopting this pronouncement resulted in the reclassification of $1.9 million and $1.6 million of expenses to revenue, with a corresponding decrease of approximately 1.0% and 1.2% in gross margin for the three months ended June 30, 2001 and 2002, respectively.  The impact of adopting this pronouncement resulted in the reclassification of $3.8 million and $2.9 million of expenses to revenue, with a corresponding decrease of approximately 0.9% and 1.1%, in gross margin for the six months ended June 30, 2001 and 2002, respectively.  Cost of services were increased by an equal amount with no impact on gross profit dollars.

Recent Accounting Pronouncements, Not Yet Adopted

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” which supercedes EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which is effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at fair value.  Incurred is defined as when an event obligates the entity to transfer or use assets.  The recognition of termination benefits to employees will depend on whether additional service is required of the employee.  If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a “minimum retention period”), the fair value of the benefits should be accrued over the time the employee renders the service.  If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees.  The Company will adopt this statement in the year beginning January 1, 2003.

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

On January 31, 2002, the Company entered into a Senior Secured Revolving Credit facility with a lending institution, that provides for up to $30 million of revolving credit based on the Company’s available collateral base.  The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the lenders’ base rate plus 1.00%.  As of June 30, 2002, the applicable rates are as follows: $15,000,000 at 5.15%, which represents LIBOR plus 3.25%, with the remainder of the facility at 5.75%, which represents the bank’s base rate plus 100 basis points.  The initial proceeds of this facility together with the net proceeds from the sale of convertible subordinated notes described below were used to repay the Company’s existing credit facility.  Advances from the revolving credit facility are determined on a daily basis to minimize the Company's average debt balance. As of June 30, 2002 the Company has $2.3 million in excess availability.

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

In conjunction with the sale of these notes, the Company issued 10,000,000 warrants (immediately exercisable) to the private equity investor to purchase shares of the Company’s common stock at $0.55 per share and an additional 1,000,000 warrants to purchase its common stock at $0.73 per share, the latter of which are not exercisable for one year contigent upon the Company meeting certain performance measures, however, the warrants expire if such performance measures are met. A fair value was required to be ascribed to these warrants and recorded as a decrease in the debt and an increase to additional-paid-in-capital.  This value is then amortized over the seven-year life of the debt by a non-cash interest charge.  The fair value of these warrants was determined to be approximately $3.0 million and will result in a non-cash quarterly interest charge of approximately $100 thousand ($70 thousand for the three months ended March 31, 2002).  The valuation of the warrants was determined based on advice from third-party valuation specialists who utilized a valuation model with the following inputs: measurement date of Janaury 31, 2002; fair value of $0.80; exercise price of $0.55 ($0.73 for contingent warrants); contractual term of 10 years; dividend rate of zero; volatility rate of 101%; risk-free rate of 5.49%; and probability of 70% (for contingent warrants only).  The value assigned to the warrants is subject to the finalization of the valuation advice and review by management.  Any changes, unless material, will be adjusted in the financial statements prospectively.

In conjunction with the Securities Purchase Agreement on January 31, 2002, the Company’s Board of Directors redeemed all of the rights issued under its stockholders rights plan.  Each share of the Company’s common stock carried with it one right to purchase a fraction of a share of the Company’s preferred stock in certain circumstances described in the Stockholder Rights Plan.  The rights were attached to, and could not be separated from, shares of the Company’s common stock.  The Company paid a redemption payment of $0.01 per right to stockholders on February 8, 2002, at a total cost of approximately $171,000.

In August 2002, ARC and the lending institute executed an amendment to the revolving credit agreement.  ARC and the private equity investor executed a similar amendment to the security purchase agreement.  The impact of these amendments was to reduce the borrowing limit subject to pledged accounts receivable as collateral in consideration for waiver of existing financial loan covenants and modification of certain loan covenants.

The Company has two irrevocable standby letters of credit for $1,268,000, which expire on December 31, 2002.

5.                                      Other Charges

During the second quarter of 2002 the Company recorded a charge of $1.1 million which represents the severance pay associated with the departure of the Company's former Chief Executive Officer.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Essentially all of the Company’s revenue is generated from information technology services that offer the benefits of outsourcing, while allowing information services operations managers to retain strategic control of their operations. Revenues are recognized as services are performed, utilizing four different billing methodologies as follows:  (1) time and material billing, whereby the client is billed by the hour on a weekly basis for past services performed; (2) project-based billing, for which fees are fixed and are based on specific contracts; (3) per-incident billing, whereby the Company charges a fee for each specific task related to certain services; (4) and fee-based billing, which is used for candidate placement/recruiting fees and vendor management fees.   The Company typically provides discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume, as well as the opportunity to sell its higher-margin, value-added services.  All revenues are recognized net of such discounts and after services have been completed.

Second Quarter Fiscal 2002 Compared to Second Quarter Fiscal 2001

Revenue.  Revenues consist of fees earned from the Company’s IT Staffing business and its’ IT Solutions business. Revenue for the second quarter of 2002 was $38.4 million, which was down from $54.8 million in the second quarter of 2001. The IT Staffing revenue was $20.4 million, down from $38.4 million last year and the IT Solutions revenue was $18.0 million, up from $16.4 million last year.  The Solutions revenue includes a reclassification of $1.3 million in the second quarter of 2002 and a similar reclassification of $1.6 million in the second quarter of 2001. This reclassification represents out-of-pocket expenses that were rebilled to customers and previously recorded as an offset to the related expense and now included in revenue as required by the recent EITF No. 01-14, “Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred."  Cost of services were increased by an equal amount with no impact on the dollar value of gross profit.  The IT Staffing revenues dropped by about 47% from the prior year. This decrease was driven by significant declines in outsourced staffing requirements from IBM and EDS, two of our largest staff augmentation customers. IT Staffing revenue was also reclassified for EITF No. 01-14 by $0.2 million in the second quarter of 2002 and by a $0.3 million in the second quarter of 2001.

Gross margin. Gross margin for the quarter was 27.5%, down slightly from 27.8% in the second quarter of last year.  The decrease in margin from the second quarter of 2002 is due to the very competitive staffing environment, which is causing some margin pressure in our staffing business. This is partially offset by the margins in IT Solutions business, which have shown some improvement over the second quarter of last year.

Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $4.2 million or 26.9% from $15.7 million in 2001 to $11.5 million in 2002.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount.  As a percentage of revenues, operating expenses increased by 1.3% from 28.7% in 2001 to 30.0% in 2002, primarily as a result of the sharp decline in revenue.

Other charges.  During the second quarter of 2002 the Company recorded a charge of $1.1 million which represents the severance pay associated with the departure of the Company’s former Chief Executive Officer.  There was no similar charge in the prior year.

Other (income) expense, net.  Other (income) expense consists primarily of interest expense on the Company’s outstanding debt. Other (income) expense, net decreased by $0.2 million in the second quarter of 2002 from $1.1 million in 2001 to $0.9 million in 2002.  The decrease in other expense is primarily the result of a decrease in interest expense related to decreased debt levels and lower interest rates.

First Six Months Fiscal 2002 Compared to First Six Months Fiscal 2001

Revenue.  Revenues consist of fees earned from the Company’s IT Staffing business and its’ IT Solutions business. Revenue decreased by $35.2 million from $114.4 million in 2001 to $79.2 in 2002. The IT Staffing revenue was $43.1 million, down from $80.5 million last year and the IT Solutions revenue was $36.1 million, up from $33.9 million last year.  The Solutions revenue includes a reclassification of $2.5 million in the six months of 2002 and a similar reclassification of $3.3 million in the six months of 2001. This reclassification represents out-of-pocket expenses that were rebilled to customers and previously recorded as an offset to the related expense and now included in revenue as required by the recent EITF No. 01-14, “Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred.” Cost of services were increased by an equal amount with no impact on the dollar value of gross profit.  The IT Staffing revenues dropped by about 46% from the prior year. This decrease was driven by significant declines in outsourced staffing requirements from IBM and EDS, two of our largest staff augmentation customers. IT Staffing revenue was also reclassified for EITF No. 01-14 by $0.4 million in the six months of 2002 and by a $0.5 million in the six months of 2001.

Gross margin.  Gross margin decreased by $10.1 million or 31.5% from $32.1 million in 2001 to $22.0 million in 2002. The decrease in margin in 2002 is due to the very competitive staffing environment, which is causing some margin pressure in our staffing business. This is partially offset by the margins in IT Solutions business, which have shown some improvement over the six months of last year.

Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $8.3 million or 26.1% from $31.9 million in 2001 to $23.6 million in 2002.  The operating expense decrease was attributable to the restructuring actions taken in 2000, which is reflected in reduced office space and lower headcount.  As a percentage of revenues, operating expenses increased by 1.9% from 27.9% in 2001 to 29.8% in 2002, primarily as a result of the sharp decline in revenue.

Other charges.  During the second quarter of 2002 the Company recorded a charge of $1.1 million which represents the severance pay associated with the departure of the Company’s former Chief Executive Officer.  There was no similar charge in the prior year.

Other (income) expense, net.  In 2002, Other (income) expense consists primarily of interest expense on the Company’s outstanding debt. In 2001, Other (income) expense, net consisted of interest expense of $2.6 million on the Company’s revolving credit facility offset by interest income on the Company’s tax refund and a $0.4 million pre-tax gain on the sale of stock that was distributed to ARC from its health care provider, MetLife, as it transitioned from a mutual company to a public company.

Liquidity and Capital Resources

On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital, a subsidiary of the FleetBoston Financial Corporation and $10.0 million principal amount of Senior Subordinated Convertible Notes sold to Wynnchurch Capital Partners, a private equity investor. The $30.0 million revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable. The agreement has a three-year term and bears interest at LIBOR plus 325 basis points or the bank’s base rate plus 100 basis points.  As of June 30, 2002, the applicable rates are as follows: $15,000,000 at 5.15%, which represents LIBOR plus 3.25%, with the remainder of the facility at 5.75%, which represents the bank’s base rate plus 100 basis points.

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

Current assets exceed current liabilities by $13.6 million at June 30, 2002.  Net cash provided by operations was $1.5 million in the first six months of 2002.  The Company utilized the net cash provided by operations to reduce its overall debt by $2.6 million during the second quarter of 2002.

Capital spending was approximately $0.2 million in 2002 and $1.2 million in 2001. The Company does not anticipate that its capital spending going forward will be significantly greater than $2.0 million to $3.0 million per annum.

The Company reported a tax benefit of $1.3 million in the second quarter of 2002 and $950 thousand in the first quarter of 2002 due to recently enacted Federal tax legislation.  The new legislation provides for a five-year carry back of the Company’s 2001 operating loss rather than the two years permitted under the prior legislation.  The Company intends to use the cash generated from the anticipated income tax refund for general operating purposes, including the reduction of debt.

In addition, pursuant to the January 31, 2002 Securities Purchase Agreement with a private equity investor, the Company was required to determine if it was subject to Section 382 limitations for federal income tax purposes.  A company that has a Section 382 ownership change faces an annual limitation on its ability to use net operating loss carryovers and certain other tax attributes arising on or before the ownership change to offset taxable income arising after the ownership change date.  Based on the results of the analysis performed by a third party, the Company did not experience an ownership change as defined in Section 382, and was allowed to record a $1.3 million tax benefit for the six months ended June 30, 2002.

The Company believes its cash balances and funds from operations together with funds available under its new credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.  However, general economic and industry conditions could impact the Company's ability to meet anticipated cash requirements.  Since the existing credit facility is secured by the assets of the Company, principally consisting of accounts receivable, these uncertainties may directly impact the availability of this credit facility.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At June 30, 2002, the Company had $18.2 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest paid by $0.2 million.

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

PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

(a)          The annual meeting of stockholders of Alternative Resources Corporation was held on June 13, 2002

(b)         The individuals specified in (c) below were elected as directors at the meeting and the terms of office of JoAnne Brandes and Charles W. Sweet as directors continued after the meeting.

(c)          Set forth below is the tabulation of the votes with respect to the election of Frank Hayes and Richard J. Renaud as Class I Directors; Syd N. Heaton, Steven Purcell, and John A. Hatherly as Class II Directors; and Michael J. Hering as a Class III Director.

Director	For	Withhold Authority

Frank Hayes	14,106,375	312,014
Richard J. Renaud	14,105,675	312,714
Syd N. Heaton	14,130,447	287,942
Steven Purcell	14,040,688	377,701
John A. Hatherly	13,902,735	515,654
Michael J. Hering	14,190,585	227,804

Item 6. - Exhibits and Reports on Form 8-K

(a)          The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Amended and Restated By-Laws

4.1	First Amendment to Credit Agreement and Waiver

4.2	First Amendment to Securities Purchase Agreement and Waiver

10.1	Executive Employment Agreement between Alternative Resources Corporation and George W. Watts dated July 1, 2002.

10.2	Executive Separation Agreement between Alternative Resources Corporation and Raymond R. Hipp dated June 13, 2002.

10.3	Director Agreement between Alternative Resources Corporation and Robert Stanojev dated August 5, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         No Current Reports on Form 8-K were filed during the three-month period ended June 30, 2002. A Current Report on Form 8-K was filed on July 2, 2002, reporting under Item 5. “Other Events”, the departure of Ray R. Hipp as Chairman and Chief Executive Officer and the appointment of George W. Watts as President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: August 14, 2002	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary