Form 10-Q
period 2002-09-30
ALTERNATIVE RESOURCES CORP
filed 2002-11-15
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

17,702,819 shares of Common Stock outstanding as of November 04, 2002.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2001	September 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127	$7
Trade accounts receivable, net of allowance for doubtful accounts	36,489	34,320
Prepaid expenses	2,091	1,555
Income taxes receivable	1,497	3,035
Other receivables	234	262
Total current assets	40,438	39,179
Property and equipment:
Office equipment	8,270	8,304
Furniture and fixtures	2,389	2,389
Software	19,355	19,650
Leasehold improvements	1,972	2,014
	31,986	32,357
Less accumulated depreciation and amortization	(17,394)	(20,595)
Net property and equipment	14,592	11,762
Other assets:
Goodwill, net of amortization of $2,727	2,723	2,723
Other assets	1,639	2,487
Total other assets	4,362	5,210
Total assets	$59,392	$56,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$4,404	$2,294
Accounts payable	12,883	11,169
Payroll and related expenses	7,861	6,744
Accrued expenses	2,350	8,252
Total current liabilities	27,498	28,459
Long-term debt	26,877	27,050
Other liabilities	358	359
Total liabilities	54,733	55,868
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 17,556,569 and 17,702,819 shares issued at December 31, 2001 and September 30, 2002, respectively	176	178
Additional paid-in capital	27,508	30,561
Deferred compensation	(97)	—
Accumulated other comprehensive loss	(44)	(48)
Accumulated deficit	(18,087)	(25,611)
	9,456	5,080
Less: Treasury stock, at cost, 585,000 shares	(4,797)	(4,797)
Total stockholders’ equity	4,659	283
Total liabilities and stockholders’ equity	$59,392	$56,151

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)

Revenue	$48,509	$40,379	$162,943	$119,541
Cost of services	34,423	29,388	116,749	86,554
Gross profit	14,086	10,991	46,194	32,987

Operating expenses:
Selling, general and administrative expenses	12,520	10,542	41,576	31,904
Depreciation and amortization	1,294	997	4,132	3,201
Restructuring and other charges	—	4,650	—	5,750
Total operating expenses	13,814	16,189	45,708	40,855
Income (loss) from operations	272	(5,198)	486	(7,868)
Other income (expense), net	(1,048)	(959)	(2,922)	(2,698)
Loss before income taxes	(776)	(6,157)	(2,436)	(10,566)
Income taxes	—	(988)	(583)	(3,213)
Net loss	$(776)	$(5,169)	$(1,853)	$(7,353)

Net loss per share:
Basic and diluted	$(0.05)	$(0.30)	$(0.11)	$(0.43)

Shares used to compute net loss per share:
Basic and diluted	16,679	17,117	16,763	17,087

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)

Net loss	$(776)	$(5,169)	$(1,853)	$(7,353)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	8	7	11	(4)
Unrealized holding gain on security, net of tax:
Less reclassification adjustment for gain included in net loss	—	—	(221)	—
Other comprehensive loss	8	7	(210)	(4)
Comprehensive loss	$(768)	$(5,162)	$(2,063)	$(7,357)

See accompanying Notes to Consolidated Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2001	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,853)	$(7,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,132	3,201
Deferred income taxes	(149)	—
Provision for doubtful accounts	350	(133)
Realized gain on sale of security	(221)	—
Deferred compensation on restricted shares	188	97
Non-cash interest expense from deferred financing costs	—	379
Non-cash interest expense from accretion of warrants	—	286
Change in assets and liabilities:
Trade accounts receivable	16,424	2,302
Prepaid expenses	36	536
Other receivables	32	(28)
Other assets	167	(1,227)
Accounts payable	(2,042)	(1,714)
Payroll and related expenses	(3,207)	(1,117)
Accrued expenses and other liabilities	(2,043)	5,903
Income taxes	4,752	(1,538)
Net cash provided by (used in) operating activities	16,566	(406)

Cash flows from investing activities:
Purchases of property and equipment	(1,647)	(370)
Redemption of available-for-sale securities	639	—
Net cash used in investing activities	(1,008)	(370)

Cash flows from financing activities:
Proceeds from long-term debt	212,263	174,022
Payments on long-term debt	(225,644)	(181,132)
Proceeds from issuance of debt and warrants	—	10,000
Cash paid for cancellation of stockholder rights plan	—	(171)
Contributions to employee stock purchase plan	(57)	—
Proceeds from issuance of shares under the employee stock purchase plan	47	55
Cash overdraft	(2,216)	(2,110)
Net cash provided by (used in) financing activities	(15,607)	664
Effect of exchange rate changes on cash and cash equivalents	11	(8)

Net decrease in cash and cash equivalents	(38)	(120)
Cash and cash equivalents at beginning of period	114	127
Cash and cash equivalents at end of period	$76	$7

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,162	$1,086
Cash paid for income taxes	133	30
Cash refunds received for income taxes	5,476	1,675

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

2.                   Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options and warrants which are in-the-money using the treasury stock method.   Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At September 30, 2002 and 2001, potentially dilutive securities consisted of options to purchase 2.8 million and 2.5 million shares of common stock, respectively.  In addition, the Company issued 11.0 million warrants in connection with its refinancing described in note 4.  These warrants are also potentially dilutive securities.

3.                   Recently Adopted Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.”  SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values as either liability or equity instruments, depending on certain criteria.  The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001, which did not have an impact on its financial position or results of operations given the Company did not have any derivative financial instruments at that time.  As described in note 4, the Company issued warrants in conjunction with the issuance of Senior Subordinated Convertible Notes on January 31, 2002.  Pursuant to SFAS 133 and interpretations by the Emerging Issues Task Force covering derivative financial instruments, these warrants meet the criteria for equity classification on the measurement date of January 31, 2002 and the Company is not required to remeasure the warrants on subsequent dates.  As such, the fair value of the warrants of approximately $3.0 million was recorded in equity as additional paid-in capital.  There was no effect on results of operations for the nine months ended September 30, 2002 as a result of these pronouncements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  SFAS 142 is required to be applied at the beginning of an entity’s fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. As of January 1, 2002, the date of adoption, the Company has unamortized goodwill in the amount of approximately $2.7 million, which has been subjected to the transition provisions, including the phase-in impairment test, of SFAS 142 and will not be amortized going forward.  In the nine months ended September 30,2001, amortization expense was approximately $57,000.  Had this amortization not been recorded, the reported net loss of $1,853,000 would have been

$1,796,000 with no effect on the reported loss per share of $0.11 for the nine months ended September 30, 2001.

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

In December 2001, the FASB issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“Topic D-103”), subsequently recharacterized as Emerging Issues Task Force “EITF” No. 01-14, which is effective for fiscal years beginning after December 15, 2001.  EITF No. 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense.  Comparative financial statements for prior periods must be conformed to this presentation.  The Company historically recorded rebilled out-of-pocket expenses as an offset to the related expense. Effective January 1, 2002, the Company changed its presentation to reflect rebilled expenses as revenue and also conformed the presentation for prior periods. The impact of adopting this pronouncement resulted in the reclassification of $1.7 million of expenses to revenue for both of the three months ended September 30, 2001 and 2002, with a corresponding decrease of approximately 1.0% and 1.2% in gross margin for the three months ended September 30, 2001 and 2002, respectively. The impact of adopting this pronouncement resulted in the reclassification of $5.5 million and $4.6 million of expenses to revenue with a corresponding decrease of approximately 1.0% and 1.1% in gross margin for the nine months ended September 30, 2001 and 2002, respectively.  Cost of services were increased by an equal amount with no impact on gross profit dollars.

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

4.                   Long-term borrowings

During 1997, the Company entered into a $53.5 million revolving credit facility. As of December 31, 2001, borrowings under the revolving credit facility were $26.9 million. As part of this agreement, cash receipts into the Company’s bank accounts were directly applied against the outstanding bank line of credit balance.  Advances from the line of credit were determined on a daily basis to minimize the Company’s average debt balance.  The revolving credit facility expired on January 31, 2002.  The Company did not extend this credit facility and successfully refinanced the debt on a long-term basis as described below.

On January 31, 2002, the Company entered into a Senior Secured Revolving Credit facility with a lending institution, that provides for up to $30.0 million of revolving credit based on the Company’s available collateral base.  This facility was reduced to $28.0 million in August 2002 as discussed below.  The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the lenders’ base rate plus 1.00%.  As of September 30, 2002, the applicable rates are as follows: $17,000,000 at 5.02%, which represents LIBOR plus 3.25%, with the remainder of the facility at 5.75%, which represents the bank’s base rate plus 100 basis points.  The initial proceeds of this facility together with the net proceeds from the sale of convertible subordinated notes described below were used to repay the Company’s existing credit facility.  Advances from the revolving credit facility are determined on a daily basis to minimize the Company’s average debt balance.  As of September 30, 2002 the Company has $2.3 million in excess availability.

On January 31, 2002, the Company also entered into a Securities Purchase Agreement with a private equity investor, pursuant to which the Company sold $10 million principal amount of 15% Senior Subordinated Convertible Notes due January 31, 2009.  These notes are convertible into common stock of the Company at a conversion price of $2.50 per share.  At the Company’s election, one half of the interest may be deferred during the first four years, subject to certain conditions.  Effective August 8, 2002, the Company and the private equity investor agreed to defer all of the interest.

In conjunction with the sale of these notes, the Company issued 10,000,000 warrants (immediately exercisable) to the private equity investor to purchase shares of the Company’s common stock at $0.55 per share.  Additional 1,000,000 warrants to purchase its common stock at $0.73 per share, are not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants expire if such performance measures are met.  As of September 30, 2002, it is not likely that the Company will meet the specific performance measures related to the 1,000,000 contingent warrants and these warrants will not expire. A fair value was required to be ascribed to these warrants and recorded as a decrease in the debt and an increase to additional-paid-in-capital.  This value is then amortized over the seven-year life of the debt by a non-cash interest charge.  The fair value of these warrants was determined to be approximately $3.0 million and will result in a non-cash quarterly interest charge of approximately $107,000 ($70,000 for the three months ended March 31, 2002).  The valuation of the warrants was determined based on advice from third-party valuation specialists who utilized a valuation model with the following inputs: measurement date of Janaury 31, 2002; fair value of $0.80; exercise price of $0.55 ($0.73 for contingent warrants); contractual term of 10 years; dividend rate of zero; volatility rate of 101%; risk-free rate of 5.49%; and probability of 70% (for contingent warrants only).  The value assigned to the warrants is subject to the finalization of the valuation advice and review by management.  Any changes, unless material, will be adjusted in the financial statements prospectively.

In conjunction with the Securities Purchase Agreement on January 31, 2002, the Company’s Board of Directors redeemed all of the rights issued under its stockholder rights plan.  Each share of the Company’s common stock carried with it one right to purchase a fraction of a share of the Company’s preferred stock in certain circumstances described in the Stockholder Rights Plan.  The rights were attached to, and could not be separated from, shares of the Company’s common stock.  The Company paid a redemption payment of $0.01 per right to stockholders on February 8, 2002, at a total cost of approximately $171,000.

In August 2002, ARC and the lending institution executed an amendment to the revolving credit agreement.  The impact of this amendment was to reduce the borrowing limit subject to pledged accounts receivable as collateral to $28.0 million in consideration for the waiver of existing financial loan covenants.

In November 2002, ARC and the lending institution executed an amendment to the revolving credit agreement.  The impact of this amendment was to obtain a waiver of existing financial loan covenants.  Additionally, financial loan covenant calculations were redefined for future periods.

In August 2002, ARC and the private equity investor executed an amendment to the Security Purchase Agreement.  The impact of this amendment was to acknowledge the amendment made with the lending institution as well as to defer all interest payments.

As of September 30, 2002, the Company has two irrevocable standby letters of credit for $1,268,000, which expire on December 31, 2002.

5.                   Other Charges

During the second quarter of 2002 the Company recorded a charge of $1.1 million which represents the severance pay associated with the departure of the Company’s former Chief Executive Officer.

6.                   Restructuring Charge

During the third quarter of 2002, the Company decided to restructure its service delivery function by eliminating the client support organization.  This organization was primarily responsible for facilitating the administrative tasks associated with the Company’s billable consulting staff as well as being the liaison between the technical consultants and the Company.  After an extensive study, the Company proceeded to establish an enterprise-wide service center which will be responsible for all the administrative functions for the technical consultants.  The account managers will assume the liaison role with the technical consultants.  The Company believes this will make for a more effective and cost efficient organization.  The Company recorded a $4.7 million restructuring charge during the third quarter of 2002.  The primary components of the restructuring charge can be summarized as follows:

In thousands	Total Initial Reserve	2002 Cash Payments	Balance at September 30, 2002
Real estate costs	$4,328	$—	$4,328
Severance	322	(59)	263
Total	$4,650	$(59)	$4,591

The portion of the charge related to real estate costs, which totaled $4.4 million, relates to lease costs associated with decreased utilization of office space as the Company restructured its service delivery organization. The costs associated with this charge related primarily to the value of ongoing lease obligations for vacated offices, net of anticipated sublease income.  A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices.

The $0.3 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise.  A total of 60 positions were eliminated with the largest group being the client staffing managers.  The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The Company has offered stay bonuses to certain employees to continue employment through a certain date.  This additional expense of approximately $0.3 million will be recognized through the term of the employee’s remaining employment, which is expected to end during the fourth quarter of 2002.  In 2003, operating expenses are expected to be reduced by approximately $4.7 million based on the restructuring actions described above.  There is no impact on cash flows until the leases expire.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Third Quarter Fiscal 2002 Compared to Third Quarter Fiscal 2001

Revenue.  Revenues consist of fees earned from the Company’s IT Staffing business and it’s IT Solutions business. Revenue for the third quarter of 2002 was $40.4 million, which was down from $48.5 million in the third quarter of 2001. The IT Staffing revenue was $18.2 million, down from $31.5 million last year and the IT Solutions revenue was $22.2 million, up from $17.0 million last year.  The increase in the Solutions revenue is primarily the result of increased technology deployments and smartsourcing engagements during the quarter.  The Solutions revenue includes a reclassification of $1.5 million in the third quarter of 2002 and 2001. This reclassification represents out-of-pocket expenses that were rebilled to customers and previously recorded as an offset to the related expense and now included in revenue as required by the recent EITF No. 01-14, “Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred.” Cost of services were increased by an equal amount with no impact on the dollar value of gross profit.  The IT Staffing revenues dropped by 42.1% from the prior year. This decrease was driven by significant declines in outsourced staffing requirements from IBM and EDS, two of our largest staff augmentation customers. IT Staffing revenue also includes $0.2 million reclassified for EITF No. 01-14 in the third quarter of 2002 and 2001.

Gross margin.  Gross margin for the third quarter was $11.0 million or 27.2%, down from $14.1 million or 29.0% in the third quarter of last year.  The decrease in margin from the third quarter of 2002 is due to the very competitive IT staffing environment, which is causing some margin pressure in all service offerings.

Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $2.2 million or 16.0% from $13.8 million in 2001 to $11.6 million in 2002.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount. As a percentage of revenues, operating expenses increased by 0.2% from 28.5% in 2001 to 28.7% in 2002, primarily as a result of the sharp decline in revenue.

Restructuring charge. During the third quarter of 2002, the Company decided to restructure its service delivery function by eliminating the client support organization.  This organization was primarily responsible for facilitating the administrative tasks associated with the Company’s billable consulting staff as well as being the liaison between the technical consultants and the Company.  After an extensive study, the Company proceeded to establish an enterprise-wide service center which will be responsible for all the administrative functions for the technical consultants.  The account managers will assume the liaison role with the technical consultants.  The Company believes this will make for a more effective and cost efficient organization.  The Company recorded a $4.7 million restructuring charge during the third quarter of 2002.

The portion of the charge related to real estate costs, which totaled $4.4 million, relates to lease costs associated with decreased utilization of office space as the Company restructured its service delivery organization. The costs associated with this charge related primarily to the value of ongoing lease obligations for vacated offices, net of anticipated sublease income.  A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices.

The $0.3 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise.  A total of 60 positions were eliminated with the largest group being the client staffing managers.  The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The Company has offered stay bonuses to certain employees to continue employment through a certain date.  This additional expense of approximately $0.3 million will be recognized through the term of the employee’s remaining employment, which is expected to end during the fourth quarter of 2002.  The savings expected from this headcount reduction will be approximately $2.5 million and will be fully realized during 2003.

Other (income) expense, net.  Other (income) expense consists primarily of interest expense on the Company’s outstanding debt. Other (income) expense, net decreased by $0.1 million in the third quarter of 2002 from $1.0 million in 2001 to $0.9 million in 2002. The decrease in other expense is primarily the result of a decrease in interest expense related to decreased debt levels and lower interest rates.

Income taxes.  During the third quarter of 2002, the Company recorded a tax benefit of $1.0 million due to recently enacted Federal tax legislation. The new legislation provides for a five-year carry back of the Company's operating loss rather than the two years permitted under prior legislation.

First Nine Months Fiscal 2002 Compared to First Nine Months Fiscal 2001

Revenue.  Revenues consist of fees earned from the Company’s IT Staffing business and it’s IT Solutions business. Revenue decreased by $43.4 million from $162.9 million in 2001 to $119.5 in 2002. The IT Staffing revenue was $61.2 million, down from $112.0 million last year and the IT Solutions revenue was $58.3 million, up from $51.0 million last year. The increase in the Solutions revenue is due to increased technology deployments, smartsourcing, and field services during the year. The Solutions revenue includes a reclassification of $4.1 million in the nine months of 2002 and a similar reclassification of $3.8 million in the nine months of 2001. This reclassification represents out-of-pocket expenses that were rebilled to customers and previously recorded as an offset to the related expense and now included in revenue as required by the recent EITF No. 01-14, “Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred.” Cost of services were increased by an equal amount with no impact on the dollar value of gross profit.  The IT Staffing revenues dropped by 45.3% from the prior year. This decrease was driven by significant declines in outsourced staffing requirements from IBM and EDS, two of our largest staff augmentation customers. IT Staffing revenue also includes $0.5 million reclassified for EITF No. 01-14 in the nine months of 2002 and $0.7 million in the nine months of 2001.

Gross margin.  Gross margin for the nine months ended September 30, 2002 was $33.0 million or 27.6%, down from $46.2 million or 28.3% for the nine months ended September 30, 2001. The decrease in margin in 2002 is due to the very competitive IT staffing environment, which is causing some margin pressure in our staffing business. This is partially offset by the margins in the IT Solutions business, which have shown some improvement over the nine months of last year.

Operating expenses.  Operating expenses consist of sales and marketing costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $10.5 million or 23.1% from $45.7 million in 2001 to $35.1 million in 2002.  The operating expense decrease was attributable to the restructuring actions taken in 2000, which is reflected in reduced office space and lower headcount.  As a percentage of revenues, operating expenses increased by 1.3% from 28.1% in 2001 to 29.4% in 2002, primarily as a result of the sharp decline in revenue.

Restructuring charge. During the third quarter of 2002, the Company decided to restructure its service delivery function by eliminating the client support organization.  This organization was primarily responsible for facilitating the administrative tasks associated with the Company’s billable consulting staff as well as being the liaison between the technical consultants and the Company.  After an extensive study, the Company proceeded to establish an enterprise-wide service center which will be responsible for all the administrative functions for the technical consultants.  The account managers will assume the liaison role with the technical consultants.  The Company believes this will make for a more effective and cost efficient organization.  The Company recorded a $4.7 million restructuring charge during the third quarter of 2002.

The portion of the charge related to real estate costs, which totaled $4.4 million, relates to lease costs associated with decreased utilization of office space as the Company restructured its service delivery organization. The costs associated with this charge related primarily to the value of ongoing lease obligations for vacated offices, net of anticipated sublease income.  A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices.

The $0.3 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise.  A total of 60 positions were eliminated with the largest group being the client staffing managers.  The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The Company has offered stay bonuses to certain employees to continue employment through a certain date.  This additional expense of approximately $0.3 million will be recognized through the term of the employee’s remaining employment, which is expected to end during the fourth quarter of 2002.  The savings expected from this headcount reduction will be approximately $2.5 million and will be fully realized during 2003.

Other charges. During the second quarter of 2002, the Company recorded a charge of $1.1 million which represents the severance pay associated with the departure of the Company’s former Chief Executive Officer.  There was no similar charge in the prior year.

Other (income) expense, net. In 2002, other (income) expense consists primarily of interest expense on the Company’s outstanding debt. In 2001, other (income) expense, net consisted of interest expense of $3.6 million on the Company’s revolving credit facility offset by interest income on the Company’s tax refund and a $0.4 million pre-tax gain on the sale of stock that was distributed to ARC from its health care provider, MetLife, as it transitioned from a mutual company to a public company.

Income taxes.  For the nine months ended September 30, 2002, the Company recorded a tax benefit of $3.2 million due to recently enacted Federal tax legislation.  The new legislation provides for a five-year carry back of the Company's operating loss rather than the two years permitted under prior legislation.

Liquidity and Capital Resources

On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital, a subsidiary of the FleetBoston Financial Corporation and $10.0 million principal amount of Senior Subordinated Convertible Notes sold to Wynnchurch Capital Partners, a private equity investor. The $30.0 million revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable.  In August 2002, ARC and Fleet Capital executed an amendment to the revolving credit agreement. The impact of this amendment was to reduce the borrowing limit subject to pledged accounts receivable as collateral to $28.0 million in consideration for the waiver of existing financial loan covenants.  The agreement has a three-year term and bears interest at LIBOR plus 325 basis points or the bank’s base rate plus 100 basis points. As of September 30, 2002, the applicable rates are as follows: $17,000,000 at 5.02%, which represents LIBOR plus 3.25%, with the remainder of the facility at 5.75%, which represents the bank’s base rate plus 100 basis points.

The Senior Subordinated Convertible Notes bear interest at 15% and are due January 31, 2009. These notes are convertible into common stock at a conversion price of $2.50 per share. At the Company’s election, one-half of the interest may be deferred during the first four years, subject to certain conditions.  In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to purchase shares of the Company’s common stock at $0.55 per share. Additional 1,000,000 warrants to purchase its common stock at $0.73 per share, are not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants expire if such performance measures are met.  As of September 30, 2002, it is not likely that the Company will meet the specific performance measures related to the 1,000,000 contingent warrants and these warrants will not expire.

Current assets exceed current liabilities by $10.7 million at September 30, 2002.  Net cash used in operations was $0.4 million in the first nine months of 2002.

Capital spending was approximately $0.4 million for the nine months ended September 30, 2002 and $1.6 million for the nine months ended September 30, 2001. The Company does not anticipate that its’ capital spending going forward will be significantly greater than $2.0 million to $3.0 million per annum.

The Company reported a tax benefit of $0.9 million in the third quarter; $1.3 million in the second quarter; and $1.0 million in the first quarter of 2002 due to recently enacted federal tax legislation.  The new legislation provides for a five-year carry back of the Company’s operating loss rather than the two years permitted under the prior legislation.  The Company intends to use the cash generated from the anticipated income tax refund for general operating purposes, including the reduction of debt.

The Company believes its cash balances and funds from operations together with funds available under its new credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.  However, general economic and industry conditions could impact the Company’s ability to meet anticipated cash requirements.  Since the existing credit facility is secured by the assets of the Company, principally consisting of accounts receivable, these uncertainties may directly impact the availability of this credit facility.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are impacted by the accounting policies used, and the estimates and assumptions made by management.  The most significant accounting policies and management estimates that affect the presentation of the consolidated financial statements include revenue recognition, allowance for doubtful accounts, analysis of goodwill impairment and valuation allowance for deferred tax assets.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness.  The Company continuously monitors collections and payments from its customer base and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  The Company specifically reviews outstanding account balances that are overdue 90 days or more in making its assessment of the provision for bad debts in each period.  While the Company has historically had sufficient coverage of allowances for credit losses, it cannot guarantee that it will continue to experience the same credit loss rates as in past periods.

Goodwill Impairment

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This Statement dictates that goodwill and intangible assets with indefinite useful lives should be tested and written down for impairment at least annually, instead of being amortized on an ongoing basis.  The Company has terminated its policy of amortizing goodwill on a monthly basis and will perform an annual analysis of goodwill impairment, using the discounted future cash flows methodology prescribed by SFAS No. 142.  The Company adopted SFAS 142 in 2002 and has determined there was no impairment and thus no impact on its financial statements.

Valuation Allowance for Deferred Tax Asset

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  This valuation allowance is recorded based on the uncertainty with respect to the future realization of deferred tax assets, particularly the net operating losses, and the lack of ability to accurately forecast taxable income over the 20 year net operating loss carryforward period.  When a valuation allowance is deemed necessary, the Company records an adjustment to the deferred tax asset, with a corresponding charge to the statement of operations.  In the event that the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income, or reduce a net loss, in the period such determination was made.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At September 30, 2002, the Company had $18.9 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest paid by $0.2 million.

The Company issued warrants on January 31, 2002, which are classified as derivative financial instruments pursuant to SFAS 133, which was adopted by the Company on January 1, 2001.  Pursuant to SFAS 133 and interpretations by the Emerging Issues Task Force covering derivative financial instruments, these warrants meet the criteria for equity classification on the measurement date of January 31, 2002 and the Company is not required to remeasure the warrants on subsequent dates.  As such, there is no mark-to-market adjustment which will be reflected in the statement of operations as unrealized gains or losses as a result of changes in fair value of these warrants in periods subsequent to the measurement date.  Additionally, there is no equity price risk associated with changes in fair value of the warrants.  The Company does not have any derivative financial instruments other than the warrants.

Item 4. – Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

•                  The Company’s ability to recruit, train, integrate and retain qualified sales directors, account managers, and recruiters;

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

PART II – OTHER INFORMATION

Item 6. – Exhibits and Reports on Form 8-K

(a)                                  The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Second Amendment to Credit Agreement.

4.2	Third Amendment to Credit Agreement

10.1	Executive Employment Agreement between Alternative Resources Corporation and Bill McLendon dated September 16, 2002.

10.2	Executive Separation Agreement between Alternative Resources Corporation and Miner Smith dated August 2, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Form 8-K was filed on July 2, 2002, reporting under Item 5. “Other Events”, the departure of Ray R. Hipp as Chairman and Chief Executive Officer and the appointment of George W. Watts as President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: November 14, 2002	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

CERTIFICATIONS

I, George W. Watts, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Alternative Resources Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ George W. Watts
George W. Watts
Chief Executive Officer

CERTIFICATIONS

I, Steven Purcell, certify that:

7.               I have reviewed this quarterly report on Form 10-Q of Alternative Resources Corporation;

8.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Steven Purcell
Steven Purcell
Chief Executive Officer