Form 10-K
period 2002-12-31
ALTERNATIVE RESOURCES CORP
filed 2003-04-16
CIK 920521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2002

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                              to

Commission file number: 0-23940

ALTERNATIVE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-2791069 (IRS Employer Identification No.)
600 Hart Road, Suite 300 Barrington, Illinois (Address of principal executive offices)	60010 (Zip Code)

Registrant's telephone number, including area code: (847) 381-6701

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The registrant estimates that the aggregate market value of the registrant's common stock held by non-affiliates of Alternative Resources Corporation as of June 30, 2002 (based upon an estimate that 93.21% of the shares are so owned by non-affiliates and upon the closing price for the common stock on the OTC BB) on that date was approximately $7,921,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to these requirements and registrant is not bound by this determination for any other purpose.

        As of March 28, 2003, 17,702,819 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2003 (Part III).

PART I

ITEM 1.    BUSINESS.

OVERVIEW

        Alternative Resources Corporation ("ARC" or the "Company") is a leading provider of information technology management and staffing services. The Company has developed a significant, high quality business in the IT staffing industry with an emphasis on Help Desk, Desktop Support, Technology Deployment Service, and Field Service offerings. The Company also has a consulting practice that supports those service offerings. The Company operates through 19 field offices with over 80 personnel in field sales, supported by 40 recruiters. The majority of the Company's sales and recruiting personnel operate from home, creating a virtual network. The Company serves Fortune 1000 and mid-sized clients throughout the United States and Canada.

MAJOR DEVELOPMENTS IN 2002

        The Company's 2002 operating results continued to reflect the reduced level of IT spending on applications development, systems enhancements and hardware. Many companies also significantly reduced their level of manpower devoted to the support of their IT infrastructure. This was evidenced by the Company's sharp drop in its staff augmentation business, a decline of 42.5%, offset by a slight increase in its solutions product offerings.

        As previously disclosed in the 2001 Form 10-K, the Company reorganized its field structure from a branch-based model to a model organized by the functional areas of sales, recruiting and service delivery. The new model has a primary goal of reducing costs while more effectively delivering the Company's service offerings. After reducing costs by $23.9 million in 2001, the first full year of the new functional model, the Company further reduced costs by another $14.2 million in 2002.

        After an extensive study and in an ongoing effort to continue cost reductions during 2002, the Company decided to restructure its service delivery function by eliminating the client support organization. This organization was primarily responsible for facilitating the administrative tasks associated with maintaining a consulting workforce. In order to more effectively deal with the administration of a nationwide workforce, the Company has developed a Knowledge Center that is responsible for inward (employee) and outward (customer) issues. These issues range from personnel matters such as employee benefits and payroll to customer matters such as billing and credit matters. This enterprise-wide service center allowed the Company to streamline its operations by centralizing virtually all administrative functions. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. Another component of this restructuring was decreased requirements for office space resulting from the reduction of personnel. Consequently, the Company recorded a reserve for severances and unutilized office space that has resulted from the shift to a functional model and the efficiencies created by the Knowledge Center. In 2003, operating expenses are expected to be reduced by approximately $4.7 million based on the restructuring actions described above.

ARC SERVICE OFFERINGS

        During the past seven years, ARC has evolved from a pure IT staffing company into a solutions-based provider of IT services. The Company's IT staffing and solutions services are now sold under the names ARC Staffing Management Solutions and ARC Technology Management Solutions, respectively. ARC's service offerings are designed to provide its clients with flexibility and expertise to address their IT execution needs whether for managed delivery of a help desk, data center or network administration; developing applications to support business processes; deploying technology across an enterprise; or providing qualified, motivated technical consultants for short or long-term engagements.

        ARC Staffing Management Solutions, offered since the Company's inception in 1988, enables clients to adapt their organizations to changing business or technology needs without adding to fixed costs or making long-term commitments to staff. Client staffing needs are fulfilled in several ways:

  •
  Staff Augmentation;

  •
  Managed Staffing;

  •
  Temp-to-Perm; and

  •
  Managed Vendor Program.

        ARC Technology Management Solutions provides management and delivery of infrastructure development and maintenance expertise, offering managed solutions and best practice methodologies. ARC Technology Management Solutions assists clients in integrating the resources, processes and systems for the design, deployment, operation and support of the client's key IT assets. Technology Management Services are delivered through the following service offerings:

  •
  Applications Development Services;

  •
  Technology Deployment Services;

  •
  End-User Support Services;

  •
  Field Services;

  •
  Life-Cycle Asset Management Services; and

  •
  Consulting Services.

ARC SALES APPROACH

        The Company has developed a customized approach to the project assignment process that it believes results in a high degree of client and technical consultant satisfaction and repeat business from clients. The Company believes a superior project assignment entails developing a comprehensive understanding of clients' needs, matching identified needs with requisite skills on a timely basis, and monitoring performance throughout the project. However, the Company believes that the professional and interpersonal skills required to interact with clients and interpret and communicate their needs differ greatly from those required to manage the recruitment and project assignment of technical consultants. Under the ARC approach, project responsibilities are shared between account managers, recruiters and solutions design consultants.

        Account managers focus principally on building and fostering relationships with clients, understanding the client's organization and assessing the client's needs, and proposing tailored staffing solutions. Recruiters focus principally on recruiting and establishing relationships with technical personnel, assessing their technical and interpersonal skills, and selecting appropriate technical personnel for a project. Solutions design consultants provide the technical support necessary to ensure that the project design meets all the customer requirements.

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

        Prospective technical consultants are required to complete an extensive questionnaire regarding skill levels, experience, education and availability, and to provide references. Recruiters maintain an active database of qualified technical personnel along with their related skill levels and availability. This database, along with major job boards, is the primary tool used to match qualified technical skills to client requests.

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

        The Company also implemented a just-in-time recruiting methodology, E-bench, for having technical resources immediately available for anticipated demand. Through the development and maintenance of multiple hot lists the Company has resources that have been recruited and qualified against specific criteria and are managed to 8 hour availability for interview and/or start by a dedicated recruiting team.

        In order to retain a qualified workforce, the Company devotes considerable time and resources towards serving the needs of its technical consultants. All technical consultants receive a competitive hourly wage determined by the Company and may be eligible to participate in the Company's 401(k) plan and earn bonuses based on referrals of technical personnel. The Company also provides technical consultants access to computer based training programs. Technical consultants may also receive a benefits package that allows them to select from a variety of benefit options, including comprehensive group medical insurance, vision and dental insurance, long-term disability insurance and group life insurance.

OPERATIONS

        The Company operates through a network of 19 field offices utilized primarily to accommodate the field sales organization as well as to interview potential candidates. The majority of the Company's sales and recruiting personnel operate from home offices, creating a virtual network. The Company's principal executive offices are located in Barrington, Illinois.

CLIENTS

        During 2002, the Company provided technical staffing solutions to a wide variety of entities including computer services companies, systems integrators, telecommunications companies, banking and financial service entities, manufacturers, distributors, health care providers and utilities. The Company's computer service and systems integrator clients often subcontract ARC's services to their own customers. In 2002, the Company's largest clients, Hewlett Packard and IBM, accounted for approximately 25% and 17%, respectively, of the Company's total revenue. The Company's remaining clients consist of Fortune 1000 companies and mid-sized organizations with sizable and complex IT operations. The IT requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional projects.

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

COMPETITION

        The IT services industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, system integrators, computer system consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. The Company competes for technical personnel with private and public companies, other providers of technical staffing services, system integrators, providers of outsourcing services, computer system consultants, clients and temporary personnel agencies.

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

EMPLOYEES

        At December 31, 2002, the Company employed approximately 260 staff employees and approximately 1,600 technical employees.

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

  •
  The Company's ability to recruit, train, integrate and retain qualified sales directors, account managers, recruiters and solutions design consultants;

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

  •
  The Company's ability to successfully meet debt covenants; and

  •
  The effect of changes in general economic conditions.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company are as follows:

Name	Age	Position
George W. Watts	50	President and Chief Executive Officer
Steven Purcell	52	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Victor Fricas	52	Executive Vice President and Chief Operating Officer
Sharon A. McKinney	56	Senior Vice President—Human Resources
Bill McLendon	43	Senior Vice President and Chief Information Officer
Marino Petropoulos	36	Vice President and Chief Accounting Officer

        Mr. George W. Watts has been a member of the Board, President and Chief Executive Officer of the Company since July 2002. Previously he was Chief Executive Officer of Ranger Partners Group, an affiliate of Ranger Aerospace providing strategic consulting and business development services, from April 1998 until July 2001. From 1995 to 1998 Mr. Watts was Executive Vice President of PM Realty Group, one of the nation's largest business outsourcing companies in property management. From 1985 to 1995, Mr. Watts was President of Executive Visions Consulting, a firm he founded.

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

        Mr. Victor Fricas joined the Company in November 1999 as Vice President, Field Operations with responsibility for delivery in the solutions and staffing business. In April 2000, Mr. Fricas received additional responsibility for delivery in the consulting business and also became the Company's Chief Information Officer in November 2000 and was promoted to Senior Vice President. In February 2002, Mr. Fricas was appointed to the position of President and General Manager—Technology Solutions having responsibility for the Company's solutions business. In September 2002, Mr. Fricas assumed the responsibility for all of the Company's operations and was named Executive Vice President and Chief Operating Officer. Prior to joining ARC, Mr. Fricas held executive, operational and information technology management positions with Comdisco from 1987 to 1999, and Illinois Tool Works from 1970 to 1987.

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

        Mr. Bill McLendon was named Senior Vice President and Chief Information Officer in September 2002. From 1998 to September 2002, Mr. McLendon was an executive of Ranger Partners

Group, an affiliate of Ranger Aerospace, and most recently an Executive Vice President. Prior to this, Mr. McLendon was an officer of Steven's Aviation, a national provider of high-grade technical services to general aviation, serving as General Manager of the Company's Colorado branch. From 1991 to 1994, Mr. McLendon was the Vice President of Operations of ATS Aerospace, a developer and manufacturer of state-of-the art simulation systems for civic aviation agencies worldwide. Previously, from 1981 to 1991, Mr. McLendon was an officer and F-15 pilot in the United States Air Force.

        Mr. Marino Petropoulos joined the Company as Financial Reporting Manager in March 1994. He was promoted to Vice President and Chief Accounting Officer in December 2002. During his tenure with ARC, Mr. Petropoulos has held various positions within the Finance and Tax departments of the Company. Prior to joining ARC, Mr. Petropoulos was a Senior Accountant from 1989 to 1994 with Ernst & Young, an international accounting firm. Mr. Petropoulos graduated from DePaul University with a bachelor of science degree and is also a certified public accountant.

ITEM 2.    PROPERTIES.

        The Company's principal executive office is currently located in approximately 42,000 square feet of office space in Barrington, Illinois, pursuant to a lease agreement that expires in October 2009. The Company leases office space in major markets across the United States to facilitate its operations.

ITEM 3.    LEGAL PROCEEDINGS.

        The Company is involved in various claims and legal actions, other than those described below, arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        On March 4, 2003, the Company filed a lawsuit against Bluecurrent, Inc. ("Bluecurrent"), one of its customers, captioned Alternative Resources Corporation v. Bluecurrent, Inc. (case no. 030 1603). The lawsuit was filed in the United States District Court for the Northern District of Illinois and alleges that Bluecurrent breached its Master Services Agreement with the Company by failing to pay approximately $5 million of invoices for services performed (the "Illinois lawsuit"). Bluecurrent has asked the court to either dismiss that action based on improper venue or transfer it to the United States District Court in Texas based on venue and convenience grounds. That motion is currently pending.

        Shortly thereafter, on March 10, 2003, Bluecurrent filed suit against the Company in state court in Texas, captioned Bluecurrent, Inc. v. Alternative Resources Corporation. (case no. GN30772) (the "Texas lawsuit"). Bluecurrent alleged in the Texas lawsuit that the Company breached the Master Services Agreement, submitted fraudulent invoices to Bluecurrent and interfered with Bluecurrent's prospective contractual relationships. The lawsuit seeks a credit in excess of $2 million dollars on the total balance due. The Company intends to vigorously defend that lawsuit and has removed it to the United States District Court for the Western District of Texas. The parties have agreed to stay the Texas lawsuit pending resolution of Bluecurrent's motion to dismiss or transfer the Illinois lawsuit.

        Discovery has not yet begun in either lawsuit. At this time, the Company is unable to opine regarding the likelihood of an unfavorable outcome or the range of any potential loss, if any, from the above matters.

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

        In conjunction with the refinancing of the Company's revolving line of credit on January 31, 2002, the Company's Board of Directors redeemed all of the rights issued under its stockholders' rights plan. The Company paid a redemption payment of $0.01 per right to stockholders on February 8, 2002 at a total cost of approximately $171,000.

        As of March 28, 2003, ARC had 213 stockholders of record and 17,702,819 outstanding shares of common stock. The following table represents the reported high and low sale prices of the common stock for the periods indicated, during the years ended December 31, 2002 and 2001:

	2002		2001
	High	Low	High	Low
First Quarter	$0.83	$0.46	$1.44	$0.31
Second Quarter	0.67	0.33	1.25	0.30
Third Quarter	0.58	0.35	0.75	0.32
Fourth Quarter	0.48	0.28	0.61	0.30

        During 2002, the Company issued an aggregate of approximately 146,000 unregistered shares of common stock pursuant to its employee stock purchase plan. The shares were issued at prices ranging from $0.55 to $0.62 per share for aggregate consideration of $85,000.

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

        In conjunction with the sale of these notes, the Company issued 10,000,000 warrants (immediately exercisable) to the private equity investor to purchase shares of the Company's common stock at $0.55 per share. Additionally, the Company issued 1,000,000 warrants to purchase its common stock at $0.73 per share. These warrants were not exercisable for one-year contingent on the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1,000,000 contingent warrants and, accordingly, these warrants have become exercisable. The issuance and sale of the convertible notes and warrants was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) exemption under the Act for sales not involving a public offering.

Equity Compensation Plans are as follows:

        Alternative Resources Corporation currently has two equity compensation plans. Details of the Company's Incentive Stock Option Plan are contained within note 8 of the notes to the consolidated financial statements. The Incentive Stock Option Plan is approved by the Company's security holders.

        The Company has a second equity compensation plan that is not approved by security holders. This plan is primarily utilized as a hiring incentive by the Board of Directors to recruit key executives and directors. Options are offered and issued upon acceptance of employment. The terms and provisions of the options granted under this plan are determined by the Board of Directors at the time of grant.

	Year ended December 31, 2002
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity Compensation Plans approved by Shareholders	2,102,345	$2.13	885,536
Equity Compensation Plans not approved by security holders	1,550,000	$1.12	Unlimited
Total	3,652,345	$1.70	Not Applicable

ITEM 6.    SELECTED FINANCIAL DATA.

	Year ended December 31,
	2002(1)	2001	2000(2)	1999(3)	1998(4)
	(in thousands, except per share data)
SELECTED OPERATING DATA:
Revenue	$158,693	$209,036	$271,315	$329,572	$338,560
Cost of services	115,955	149,127	193,838	227,435	225,127

Gross profit	42,738	59,909	77,477	102,137	113,433
Selling, general and administrative expenses	45,235	59,386	83,288	93,007	92,734
Restructuring and other charges	6,055	—	36,573	5,220	29,610

Operating expenses	51,290	59,386	119,861	98,227	122,344

Income (loss) from operations	(8,552)	523	(42,384)	3,910	(8,911)
Other expense, net	(3,677)	(3,597)	(5,489)	(3,476)	(3,324)

Income (loss) before income tax expense (benefit)	(12,229)	(3,074)	(47,873)	434	(12,235)
Income tax expense (benefit)	(1,094)	—	(4,479)	879	5,520

Net income (loss)	$(11,135)	$(3,074)	$(43,394)	$(445)	$(17,755)

Basic and diluted earnings (loss) per share	$(0.65)	$(0.18)	$(2.76)	$(0.03)	$(1.13)

Shares used in computing basic and diluted earnings (loss) per share	17,095	16,779	15,733	15,642	15,779

SELECTED BALANCE SHEET DATA:
Total assets	$52,730	$59,392	$89,619	$146,522	$137,955
Long-term debt	27,107	26,877	—	—	47,000
Stockholders' equity (deficit)	(3,381)	4,659	7,643	50,850	52,529

(1)
As detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations, results for 2002 include a pre-tax charge for restructuring and other charges of $6.1 million.

(2)
As detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations, results for 2000 include a pre-tax charge for restructuring, other charges, and goodwill impairment totaling $36.6 million.

(3)
Results for 1999 include a pre-tax charge for restructuring and other charges totaling $5.2 million.

(4)
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

        The Company's 2002 operating results continued to reflect the reduced level of IT spending on applications development, systems enhancements and hardware. Many companies also significantly reduced their level of manpower devoted to the support of their IT infrastructure. This was evidenced by the Company's sharp drop in its staff augmentation business, a decline of 42.5%, offset by a slight increase in its solutions product offerings.

        As previously disclosed in the 2001 Form 10-K, the Company reorganized its field structure from a branch-based model to a model organized by the functional areas of sales, recruiting and service delivery. The new model has a primary goal of reducing costs while more effectively delivering its service offerings. After reducing costs by $23.9 million in 2001, the first full year of the new functional model, the Company further reduced costs by another $14.2 million in 2002. In order to continue to reduce costs, the Company further reorganized its service delivery function by eliminating the client support organization during the third and fourth quarter, 2002. This organization was previously responsible for facilitating the administrative tasks associated with maintaining a consulting workforce. In order to more effectively deal with the administration of a nationwide workforce, the Company has developed a Knowledge Center that is responsible for inward (employee) and outward (customer) issues. These issues range from personnel matters such as employee benefits and payroll to billing and credit matters. This enterprise wide service center allowed the Company to streamline its operations by centralizing virtually all administrative functions. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. Another component of this restructuring was decreased requirements for office space resulting from the reduction of personnel. Consequently, the Company recorded a reserve for severances and unutilized office space that has resulted from the shift to a functional model and the efficiencies created by the Knowledge Center. In 2003, operating expenses are expected to be reduced by approximately $4.7 million based on the restructuring actions described above.

        During the fourth quarter of 2000, the Company reviewed its intangibles and recorded an impairment charge of $34.9 million related to goodwill. A more detailed explanation is described below in the "Impairment of Goodwill—2000." The Company had no similar charges in 2001 or 2002.

RESTRUCTURING AND OTHER CHARGES—2002

        The Company recorded restructuring and other charges in the aggregate amount of $6.1 million charge during 2002. During the second quarter of 2002, the Company recorded a charge of $1.1 million representing the severance pay associated with the departure of the Company's former Chief Executive Officer. During the third quarter of 2002, the Company recorded a $4.7 million restructuring charge due to excess office space and the restructuring of the service delivery function. An additional $0.3 million restructuring charge was recorded in the fourth quarter, which was also due to the restructuring of the service delivery function. The primary components of the restructuring and other charges can be summarized as follows:

Restructuring charge
Real estate costs	$4.4
Severance	0.6
Other charges	1.1

$6.1

        The primary components of the restructuring charge can be summarized as follows:

	Total Initial Reserve	2002 Cash Payments	Balance at December 31, 2002
Real estate costs	$4,328	$(569)	$3,759
Severance	627	$(362)	265
Other charges	1,100	(202)	898

Total restructuring charge	$6,055	$(1,133)	$4,922

        The portion of the charge related to real estate costs, which totaled $4.3 million, relates to lease costs associated with decreased requirements for office space as the Company restructured its service delivery organization. The costs associated with this charge related primarily to the value of ongoing lease obligations for vacated offices, net of anticipated sublease income. A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices.

        The $0.6 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The remaining severance balance at December 31, 2002 relates to employees with employment agreements. This amount will be paid out through July 2003.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of revenue represented by certain line items of ARC's consolidated statements of operations for the periods indicated:

	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost of services	73.1	71.3	71.4

Gross profit	26.9	28.7	28.6
Selling, general and administrative expenses	28.5	28.4	30.7
Restructuring and other charges	3.8	—	13.5

Operating expenses	32.3	28.4	44.2
Income (loss) from operations	(5.4)	0.3	(15.6)
Other expense, net	(2.3)	(1.8)	(2.0)

Income (loss) before income tax expense (benefit)	(7.7)	(1.5)	(17.6)

Income tax expense (benefit)	(0.7)	—	(1.6)

Net loss	(7.0)%	(1.5)%	(16.0)%

FISCAL 2002 COMPARED TO FISCAL 2001

        Revenue.    Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions. Revenue decreased $50.3 million or 24.1% from $209.0 million in 2001 to $158.7 million in 2002, primarily from the slowdown in IT spending experienced industry-wide. ARC Technology Management Solutions revenue increased by $8.9 million or 12.7% from $69.8 million in 2001 to $78.7 million in 2002. The Company's traditional Staffing Management Solutions business decreased by $59.2 million or 42.5% from $139.2 million in 2001 to $80.0 million in 2002.

        Gross profit.    Gross profit decreased by $17.2 million or 28.7% from $59.9 million in 2001 to $42.7 million in 2002. As a percentage of revenue, gross profit decreased by 1.8% from 28.7% in 2001 to 26.9% in 2002 due to the very competitive IT staffing environment, which is causing some margin pressures in all service offerings.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs and management and administrative costs. Selling, general and administrative expenses decreased by $14.2 million or 23.9% from $59.4 million in 2001 to $45.2 million in 2002. The selling, general and administrative expense decrease was attributable to the restructuring actions begun in 1999, which is reflected in reduced office space and lower headcount. The Company took further restructuring actions in late 2000, which is reflected in the 2000 restructuring and other charges. The continued impact of these actions was further realized during 2002 resulting in a decrease of selling, general and administrative expenses of $14.2 million. As a percentage of revenues, selling, general and administrative expenses increased by 0.1% from 28.4% in 2001 to 28.5% in 2002.

        Restructuring and other charges.    Restructuring and other charges were $6.1 million in 2002 and $0.0 in 2001. As a percentage of revenue, restructuring and other charges represented 3.8% in 2002. The expense was primarily due to the restructuring charge recorded for excess office space, the severance related to the restructuring of the service delivery function, and the severance associated with the departure of the Company's former Chief Executive Officer.

        Income (loss) from operations.    Income (loss) from operations decreased by $9.1 million from income of $0.5 million in 2001 to a loss of $8.6 million in 2002. Included in the 2002 loss was the restructuring charge of $6.1 million, as previously discussed. The decrease in 2002 is primarily attributable to the reduction in revenue caused by the overall slowdown in IT spending as well as the margin pressure in all service offerings.

Income tax benefit

        In 2002, the income tax benefit of $1.1 million relates to a refund obtained due to a change in income tax law. There was no benefit in 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

        Revenue.    Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions. Revenue decreased $62.3 million or 22.3% from $271.3 million in 2000 to $209.0 million in 2001, primarily from the slowdown in IT spending experienced industry-wide. ARC Technology Management Solutions revenue decreased by $16.6 million or 19.2% from $86.4 million in 2000 to $69.8 million in 2001. The Company's traditional staffing business decreased by $45.7 million or 24.7% from $184.9 million in 2000 to $139.2 million in 2001.

        Gross profit.    Gross profit decreased by $17.6 million or 22.7% from $77.5 million in 2000 to $59.9 million in 2001. The decrease was primarily attributable to the reduction in revenue. As a percentage of revenues, gross profit increased by 0.1% from 28.6% in 2000 to 28.7% in 2001.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs and management and administrative costs. Selling, general and administrative expenses decreased by $23.9 million or 28.7% from $83.3 million in 2000 to $59.4 million in 2001. The selling, general and administrative expense decrease was attributable to the restructuring actions taken in 1999, which is reflected in reduced office space and lower headcount. The Company took further restructuring actions in late 2000, which is reflected in the 2000 restructuring and other charges. The impact of these actions was fully realized during 2001 resulting in a decrease of selling, general, and administrative expenses of $23.9 million. As a percentage of revenues, selling, general and administrative expenses decreased by 2.3% from 30.7% in 2000 to 28.4% in 2001.

        Restructuring and other charges.    The Company did not incur any restructuring charges during 2001. As such, the restructuring and other charges decreased by $36.6 million from $36.6 million in 2000 to $0.0 in 2001.

        Income (loss) from operations.    Income (loss) from operations increased by $42.9 million from a loss of $42.4 million in 2000 to income of $0.5 million in 2001. Included in the 2000 loss was the restructuring charge of $36.6 million, as previously discussed. The increase in 2001 is primarily attributable to the approximate $23.9 million in savings realized in selling, general, and administrative expenses as a result of the restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

        On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital, a subsidiary of the FleetBoston Financial Corporation and $10.0 million principal amount of Senior Subordinated Convertible Notes sold to Wynnchurch Capital Partners, a private equity investor. The $30.0 million dollar revolver is secured by the assets of the Company, principally consisting of accounts receivable. In August 2002, ARC and Fleet Capital executed an amendment to the revolving credit agreement. The impact of this amendment was to reduce the borrowing limit subject to pledged accounts receivable as collateral to $28.0 million in consideration for the waiver of existing financial loan covenants. Fleet Capital has previously given the Company waivers for certain covenant violations, however, there can be no guarantee that such waivers can be obtained in the future should existing loan covenants not be met. The agreement has a three-year term expiring in January 2005 and bears interest at LIBOR plus 325 basis points or the bank's base rate plus 100 basis points. As of March 21, 2003, the applicable rate is 5.25%, which represents the bank's base rate plus 100 basis points.

        The Senior Subordinated Convertible Notes bear interest at 15% and are due January 31, 2009. These notes are convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company's election, one-half of the interest may be deferred during the first four years, subject to certain conditions. Effective August 8, 2002, the Company and the private equity investor agreed to defer all of the interest. In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to purchase shares of the Company's common stock at $0.55 per share. Additionally, 1,000,000 warrants to purchase the Company's common stock at $0.73 per share, were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1,000,000 contingent warrants and these warrants will not expire.

        Current assets exceed current liabilities by $8.0 million at December 31, 2002. Net cash used in operations in 2002 was $1.1 million, a significant decrease from net cash provided by operations of $19.4 million in 2001 and $8.8 million in 2000. The significant decrease in cash provided by (used in) operating activities was due to the large decrease in accounts receivable in the prior years. Days Sales Outstanding ("DSO") decreased by 6 days during 2001 while DSO decreased by only 2 days during 2002. This slowdown in collections was the direct result of the non-payment of certain invoices by a large customer. The Company has filed suit in an effort to obtain payment of the amounts owed. Further discussion is set forth in Item 3. Legal Proceedings. Net cash flow from operations in 2001 was principally impacted by a decrease in accounts receivable of approximately $21.0 million and the collection of $5.6 million in taxes receivable. Net cash flow from operations in 2000 was impacted by a decrease in accounts receivable of approximately $14.1 million due to reduced revenue, and increases of payroll and related expenses and accrued expenses and liabilities of $3.8 million and $3.2 million, respectively.

        Capital spending was approximately $0.6 million in 2002 and $1.9 million in both 2001 and 2000, as the Company had completed all the necessary major capital spending relative to the new business model in 1999. The Company does not anticipate that its capital requirements going forward will be significantly greater than $1.0 million to $2.0 million per annum.

        Throughout 2002, ARC and Fleet Capital executed certain amendments to the revolving credit agreement. The impact of these amendments was to reduce the borrowing limit subject to pledged accounts receivable as collateral to $28.0 million in consideration for the waiver of existing financial loan covenants.

        In April 2003, ARC and Fleet Capital executed amendments to the revolving credit agreement. The impact of this amendment was to obtain a waiver of financial loan covenants existing as of December 31, 2002. Additionally, financial loan covenant calculations were redefined for future periods.

        In April 2003, in connection with an amendment to the Company's credit agreement with Fleet Capital, the Company's senior lender, to allow overadvances of up to $2,000,000 through December 31, 2003, Wynnchurch Capital Partners executed a guaranty to Fleet Capital of the overadvance amounts. In consideration, Wynnchurch Capital Partners and the Company amended their agreements, 15% Senior Subordinated Convertible Notes and warrants to reduce the conversion price of the notes to common stock to $1.50 per share, reduce the exercise price of all outstanding warrants to $0.26 per share, provide that any draw on the guaranties could be satisfied by a purchase by Wynnchurch Capital Parters of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to Fleet Capital's draw and having terms equal to the outstanding 15% Senior Subordinated Convertible Notes and provide for a $250,000 fee to the Wynnchurch Capital Partners in the event of a draw upon their guaranty, payable through the issuance of additional 15% Senior Subordinated Convertible Notes.

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

        The following summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash in the future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Senior Secured Revolving Credit	$18,501	$—	$18,501	$—	$—
Securities Purchase Agreement	11,330	—	—	—	11,330
Non-cancelable operating leases	15,269	4,266	6,037	2,809	2,157

Total contractual cash obligations	$45,100	$4,266	$24,538	$2,809	$13,487

QUARTERLY FINANCIAL RESULTS

        The following tables set forth certain unaudited quarterly results of operations of the Company for 2002 and 2001. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$40,759	$38,403	$40,379	$39,152
Cost of services	29,336	27,830	29,388	29,401

Gross profit	11,423	10,573	10,991	9,751
Selling, general and administrative expenses	12,056	11,510	11,539	10,130
Restructuring and other charges	—	1,100	4,650	305

Total operating expenses	12,056	12,610	16,189	10,435

Loss from operations	(633)	(2,037)	(5,198)	(684)
Other expense, net	(811)	(928)	(959)	(979)

Loss before income taxes	(1,444)	(2,965)	(6,157)	(1,663)
Income tax expense (benefit)	(950)	(1,275)	(988)	2,119

Net loss	$(494)	$(1,690)	$(5,169)	$(3,782)

Loss per share:
Basic and diluted	$(0.03)	$(0.10)	$(0.30)	$(0.22)

Weighted-average common shares outstanding:
Basic and diluted	17,026	17,117	17,117	17,117

	Three Months Ended (unaudited)
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$59,601	$54,833	$48,509	$46,093
Cost of services	42,750	39,576	34,423	32,378

Gross profit	16,851	15,257	14,086	13,715
Selling, general and administrative expenses	16,148	15,746	13,814	13,678

Income (loss) from operations	703	(489)	(272)	37
Other expense, net	742	1,132	1,048	675

Loss before income taxes	(39)	(1,621)	(776)	(638)
Income tax expense (benefit)	32	(615)	—	583

Net loss	$(71)	$(1,006)	$(776)	$(1,221)

Loss per share:
Basic and diluted	$(0.00)	$(0.06)	$(0.05)	$(0.07)

Weighted-average common shares outstanding:
Basic and diluted	16,805	16,805	16,679	16,723

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

Goodwill Impairment

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")." This Statement requires that goodwill and intangible assets with indefinite useful lives should be tested and written down for impairment at least annually, instead of being amortized on an ongoing basis. The Company has terminated its policy of amortizing goodwill on a monthly basis and will perform an annual analysis of goodwill impairment, using a discounted future cash flows methodology. Since the Company wrote off the significant majority of its goodwill balance in 2000 due to impairment, it anticipates that the adoption of this standard will not have a significant impact on its financial statements.

Valuation Allowance for Deferred Tax Asset

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. A valuation allowance was established for the net deferred tax asset given the uncertainty with respect to the future realization of deferred tax assets. This valuation allowance is required given that the net operating losses have no remaining carryback potential and the lack of ability to accurately forecast taxable income over the 20 year net operating loss carryforward period. When a valuation allowance is deemed necessary, the Company records an adjustment to the deferred tax asset, with a corresponding charge to the statement of operations. In the event that the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income, or reduce a net loss, in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 142, which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $2.7 million, which was subject to the transition provisions of SFAS 142 and will not be amortized going forward. In 2001, amortization expense was approximately $76,000. As such, management has deemed that the implementation of this change was not material.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management has assessed the impact of the adoption of SFAS 144 on its consolidated financial statements and the impact was not material.

        In December 2001, the FASB staff issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("Topic D-103"), subsequently recharacterized as Emerging Issues Task Force "EITF" No. 01-14, which is effective for fiscal years beginning after December 15, 2001. EITF No. 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Comparative financial statements for prior periods must be conformed to this presentation. The Company historically recorded rebilled out-of-pocket expenses as an offset to the related expense. Effective January 1, 2002, the Company changed its presentation to reflect rebilled expenses as revenue and also conformed the presentation for prior periods. The impact of adopting this pronouncement resulted in the reclassification of $6.6 million, $7.3 million and $9.6 million of expenses to revenue with a corresponding decrease of approximately 1.2%, 1.0% and 1.0% in gross margin for the years ended December 31, 2002, 2001 and 2000, respectively. Cost of services were increased by an equal amount with no impact on gross profit dollars.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," which supercedes EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at fair value. Incurred is defined as when an event obligates the entity to transfer or use assets. The recognition of termination benefits to employees will depend on whether additional service is required of the employee. If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a "minimum retention period"), the fair value of the benefits should be accrued over the time the employee renders the service. If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees. The Company will adopt this statement in the year beginning January 1, 2003 and it is not anticipated to have a material effect on the Company's consolidated financial position or results of operations for any restructuring activity initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not have any guarantees and does not believe that the requirements of FIN 45 will have a material impact on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have elected not to change to the fair value based method of accounting for stock-based employee compensation. We account for employee stock options under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost was recognized by us.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. We believe that the adoption of this interpretation, required in 2003, will not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At December 31, 2002, the Company had $18.5 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank's base rate would increase the annual amount of interest paid by $0.2 million.

        The Company does not currently have any derivative financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Reference is made to the financial statements, financial statement schedule and notes thereto included elsewhere in this report and listed under Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  a.
  Directors of the Company

    The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2003, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

  b.
  Executive Officers of the Company

    Reference is made to "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2003, under the captions "Executive Compensation" and "Board of Directors," which information is hereby incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Certain of the information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2003, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On January 31, 2002, the Company issued to Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada L.P. (the "Wynnchurch Companies") $10.0 million principal amount of 15% Senior Subordinated Convertible Notes due January 31, 2009. These notes are convertible into common stock of the Company at a conversion price of $2.50 per share. In conjunction with the sale of these notes, the Company issued 10,000,000 warrants (immediately exercisable) to purchase shares of the Company's common stock at $0.55 per share. Additionally, the Company issued 1,000,000 warrants to purchase its common stock at $0.73 per share. These warrants were not exercisable for one-year contingent on the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1,000,000 warrants and, accordingly, these warrants have become exercisable. The Company paid Wynnchurch Capital Ltd., an affiliate of the Wynnchurch Companies, a $250,000 commitment fee and a $50,000 closing fee in connection with these transactions. Wynnchurch was granted the right to have two designees appointed to the Company's seven person board, with a right, upon request, to have the board increased by up to two members, and to appoint those additional directors. The Wynnchurch Companies designated Messrs. John A. Hatherly and Frank G. Hayes, who were elected to the Company's board on February 4, 2002. Messrs. Michael J. Hering and Richard J. Renaud were elected to the Company's board as a matter of vote at the Company's annual meeting held on June 13, 2002. Mr. Hatherly is the president of the general partner of each of the Wynnchurch Companies and has a financial interest in the Wynnchurch Companies.

        On April 14, 2003, in connection with an amendment to the Company's credit agreement with Fleet Capital, the Company's senior lender, to allow overadvances of up to $2,000,000 through December 31, 2003, the Wynnchurch Companies executed a guaranty to Fleet Capital, of the overadvance amounts. In consideration, the Wynnchurch Companies and the Company amended their agreements, 15% Senior Subordinated Convertible Notes and warrants to reduce the conversion price per share of the notes to $1.50, reduce the exercise price of all outstanding warrants to an average price of the Company's stock for the 10-day period preceding the execution of the agreement plus $0.02, provide that any draw on the guaranties could be satisfied by a purchase by the Wynnchurch Companies of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to Fleet Capital's draw and having terms equal to the outstanding 15% Senior Subordinated Convertible Notes and provide for a $250,000 fee to the Wynnchurch Companies in the event of a draw upon their guaranty, payable through the issue of additional 15% Senior Subordinated Convertible Notes.

ITEM 14.    CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

			Page
(a)	(i)	FINANCIAL STATEMENTS
		Independent Auditors' Report	34
		Consolidated Balance Sheets—as of December 31, 2002 and 2001	35
		Consolidated Statements of Operations—years ended December 31, 2002, 2001 and 2000	36
		Consolidated Statements of Comprehensive Income—years ended December 31, 2002, 2001 and 2000	37
		Consolidated Statements of Changes in Stockholders' Equity—years ended December 31, 2002, 2001 and 2000	38
		Consolidated Statements of Cash Flows—years ended December 31, 2002, 2001 and 2000	39
		Notes to Consolidated Financial Statements	40
	(ii)	FINANCIAL STATEMENT SCHEDULES
		Schedule II—Valuation and Qualifying Accounts	53
	(iii)	EXHIBITS
		Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index	29
(b)		REPORTS ON FORM 8-K
		There were no reports on Form 8-K required to be filed during the three months ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2003.

ALTERNATIVE RESOURCES CORPORATION
By	/s/ GEORGE W. WATTS George W. Watts, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2003.

Signature	Title

/s/ ROBERT P. STANOJEV Robert P. Stanojev	Chairman of the Board
/s/ GEORGE W. WATTS George W. Watts	President and Chief Executive Officer (Principle Executive Officer)
/s/ STEVEN PURCELL Steven Purcell	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)
/s/ JOANNE BRANDES Joanne Brandes	Director
/s/ SYD N. HEATON Syd N. Heaton	Director
/s/ JOHN A. HATHERLY John A. Hatherly	Director
/s/ FRANK G. HAYES Frank G. Hayes	Director

/s/ RICHARD J. RENAUD Richard J. Renaud	Director
/s/ MICHAEL J. HERING Michael J. Hering	Director

CERTIFICATIONS

I, George W. Watts, certify that:

        1.    I have reviewed this annual report on Form 10-K of Alternative Resources Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ GEORGE W. WATTS George W. Watts Chief Executive Officer

CERTIFICATIONS

I, Steven Purcell, certify that:

        1.    I have reviewed this annual report on Form 10-K of Alternative Resources Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ STEVEN PURCELL Steven Purcell Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended. Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1998. (File No. 0-23940)
3.2	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0- 23940)
4.1
Rights Agreement dated October 15, 1998 between the Company and Harris Trust and Savings Bank, incorporated herein by reference to Exhibit 1 to the Company's Form 8-A dated October 20, 1998. (File No. 0-23940)
4.2	Credit agreement dated November 7, 1997, incorporated herein by reference to Exhibit 4 to the Company's Form 8-K dated November 7, 1997. (File No. 0-23940)
4.3	Third amendment to credit agreement dated September 30, 1998 incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 2000. (File No. 0-23940)
4.4	Fourth amendment to credit agreement dated December 27, 1999, incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended March 31, 2000. (File No. 0-23940)
4.5	Fifth amendment to credit agreement dated March 24, 2000 incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the period ended March 31, 2000. (File No. 0-23940)
4.6	Sixth amendment to credit agreement dated August 31, 2000 incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K for the period ended December 31, 2000. (File No. 0-23940)
4.7	Seventh amendment to credit agreement dated December 4, 2000 incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K for the period ended December 31, 2000. (File No. 0-23940)
4.8	Eighth amendment to credit agreement dated December 29, 2000 incorporated herein by reference to Exhibit 4.5 to the Company's Form 10-K for the period ended December 31, 2000. (File No. 0-23940)
4.9	Ninth amendment to credit agreement dated April 30, 2001 incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 2001. (File No. 0-23940)
4.10	Tenth amendment to credit agreement dated May 4, 2001 incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended March 31, 2001. (File No. 0-23940)
4.11	Eleventh amendment to credit agreement dated May 18, 2001 incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended June 30, 2001. (File No. 0-23940)
4.12	Twelth amendment to credit agreement dated June 30, 2001 incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended June 30, 2001. (File No. 0-23940)

4.13	Thirteenth amendment to credit agreement dated July 2, 2001 incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q for the period ended June 30, 2001. (File No. 0-23940)
4.14	Fourteenth amendment to credit agreement dated November 30, 2001 incorporated herein by reference to Exhibit 4.14 to the Company's Form 10-K for the period ended December 31, 2001. (File No. 0-23940)
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
4.31	First amendment to credit and security agreement dated August 7, 2002, incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-23940)
4.32
Second amendment to credit and security agreement dated August 30, 2002, incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended September 30, 2002. (File No. 0-23940)
4.33
Third amendment to credit and security agreement dated November 14, 2002, incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended September 30, 2002. (File No. 0-23940)
4.34
First amendment to the Securities Purchase Agreement dated August 7, 2002, incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-23940)
4.35	Fourth amendment to credit and security agreement dated December 27, 2002.
4.36	Second amendment to securities purchase agreement dated August 30, 2002.
4.37	Third amendment to securities purchase agreement dated November 14, 2002.
4.38	Fourth amendment to securities purchase agreement dated December 27, 2002.

        Exhibits 10.1 through 10.10 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description
10.1	Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the period ended June 30, 1997. (File No. 0-23940)
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
10.7
Executive Employment Agreement between Alternative Resources Corporation and Miner Smith dated July 16, 2001. Incorporated herein by reference to the Exhibit 10.7 to the Company's Form 10-K for the period ended December 31, 2001. (File No. 0-23940).
10.8
Stock Option Agreement between Alternative Resources Corporation and Miner Smith dated July 16, 2001. Incorporated herein by reference to the Exhibit 10.8 o the Company's Form 10-K for the period ended December 31, 2001. (File No. 0-23940).
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
10.11
Indemnification Agreement between Alternative Resources Corporation and individual members of the Board of Directors dated February 4, 2002. Incorporated herein by reference to the Exhibit 10.11 of the Company's Form 10-K for the period ended December 31, 2001. (File No. 0-23940).
10.12
Executive Employment Agreement between Alternative Resources Corporation and George W. Watts dated July 1, 2002. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-023940)
10.13
Executive Separation Agreement between Alternative Resources Corporation and Raymond R. Hipp dated June 13, 2002. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-023940)

10.14
Director Agreement between Alternative Resources Corporation and Robert Stanojev dated August 5, 2002. Incorporated herein by reference to the Exhibit 10.3 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-023940)
10.15
Executive Employment Agreement between Alternative Resources Corporation and Bill McLendon dated September 16, 2002. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2002. (File No. 0-023940)
10.16
Executive Separation Agreement between Alternative Resources Corporation and Miner Smith dated August 2, 2002. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2002. (File No. 0-023940)
21	Subsidiaries of Alternative Resources Corporation
23	Consent of KPMG LLP
99.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTERNATIVE RESOURCES CORPORATION:

        We have audited the accompanying consolidated balance sheets of Alternative Resources Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Resources Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

                      /s/ KPMG LLP

Chicago, Illinois
April 15, 2003

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$54	$127
Trade accounts receivable, net of allowance for doubtful accounts, $2,002 in 2002 and $1,179 in 2001	34,497	36,489
Prepaid expenses	1,787	2,091
Income taxes receivable	94	1,497
Other receivables	178	234

Total current assets	36,610	40,438

Property and Equipment:
Office equipment	8,319	8,270
Furniture and fixtures	2,389	2,389
Software	19,726	19,355
Leasehold improvements	2,012	1,972

	32,446	31,986
Less accumulated depreciation and amortization	(21,448)	(17,394)

Net property and equipment	10,998	14,592

Other Assets:
Goodwill, net of amortization, of $2,727 in 2002 and 2001	2,723	2,723
Other assets	2,399	1,639

Total other assets	5,122	4,362

Total assets	$52,730	$59,392

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$3,202	$4,404
Accounts payable	12,236	12,883
Payroll and related expenses	5,920	7,861
Accrued expenses	2,340	2,046
Accrued restructuring and other charges	4,922	304

Total current liabilities	28,620	27,498

Long-term debt	27,107	26,877
Other liabilities	384	358

Total liabilities	56,111	54,733

Stockholders' Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,702,819 and 17,556,569 shares issued and outstanding in 2002 and 2001, respectively)	178	176
Additional paid-in capital	30,695	27,508
Deferred compensation	—	(97)
Accumulated other comprehensive income	(64)	(44)
Accumulated deficit	(29,393)	(18,087)

	1,416	9,456
Treasury shares, at cost (585,800 shares in 2002 and 2001, respectively)	(4,797)	(4,797)

Total stockholders' equity (deficit)	(3,381)	4,659

Total liabilities and stockholders' equity (deficit)	$52,730	$59,392

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenue	$158,693	$209,036	$271,315
Cost of services	115,955	149,127	193,838

Gross profit	42,738	59,909	77,477

Selling, general and administrative expenses	45,235	59,386	83,288
Restructuring and other charges	6,055	—	36,573

Operating expenses	51,290	59,386	119,861

Income (loss) from operations	(8,552)	523	(42,384)
Other expense, net	(3,677)	(3,597)	(5,489)

Income (loss) before income tax expense (benefit)	(12,229)	(3,074)	(47,873)
Income tax expense (benefit)	(1,094)	—	(4,479)

Net loss	$(11,135)	$(3,074)	$(43,394)

Net loss per share:
Basic and diluted	$(0.65)	$(0.18)	$(2.76)

Shares used to compute net loss per share:
Basic and diluted	17,095	16,779	15,733

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net loss	$(11,135)	$(3,074)	$(43,394)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	20	5	(61)
Unrealized holding gain on security, net of tax:
Unrealized holding gains arising during the period	—	—	221
Reclassification adjustment for gain included in loss, net of tax	—	(221)	—

Other comprehensive income (loss)	20	(216)	160

Comprehensive loss	$(11,115)	$(3,290)	$(43,234)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

										Accumulated Other Comprehensive Income
	Preferred Stock		Common Stock		Treasury Stock				Retained Earnings (Accumulated Deficit)	Unrealized Gain (Loss) on Available- For-Sale Securities
							Additional Paid-In Capital	Deferred Compensation			Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at December 31, 1999	—	$—	16,016	$160	(500)	$(4,703)	$27,000	$—	$28,381	$—	$12	$50,850
Exercise of stock options	—	—	21	—	—	—	52	—	—	—	—	52
Repurchase of common stock	—	—	—	—	(86)	(94)	—	—	—	—	—	(94)
Issuance of restricted common stock	—	—	1,240	12	—	—	366	(378)	—	—	—	—
Amortization of restricted stock deferred compensation	—	—	—	—	—	—	—	60	—	—	—	60
Issuance of common stock to employee stock purchase plan	—	—	114	2	—	—	198	—	—	—	—	200
Payments to employee stock purchase plan	—	—	—	—	—	—	(123)	—	—	—	—	(123)
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Tax effect recognized on stock options excercised	—	—	—	—	—	—	(68)	—	—	—	—	(68)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	221	—	221
Net loss	—	—	—	—	—	—	—	—	(43,394)	—	—	(43,394)

Balance at December 31, 2000	—	—	17,391	174	(586)	(4,797)	27,425	(318)	(15,013)	221	(49)	7,643
Amortization of restricted stock deferred compensation	—	—	—	—	—	—	—	221	—	—	—	221
Cancellation of restricted common stock	—	—	(130)	(1)	—	—	(13)	—	—	—	—	(14)
Issuance of common stock to employee stock purchase plan	—	—	296	3	—	—	146	—	—	—	—	149
Payments to employee stock purchase plan	—	—	—	—	—	—	(50)	—	—	—	—	(50)
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	5	5
Realized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	—	—	—	—	(3,074)	—	—	(3,074)

Balance at December 31, 2001	—	—	17,557	176	(586)	(4,797)	27,508	(97)	(18,087)	—	(44)	4,659
Amortization of restricted stock deferred compensation	—	—	—	—	—	—	—	97	—	—	—	97
Cancellation of restricted common stock	—	—	—	—	—	—	(31)	—	—	—	—	(31)
Issuance of common stock to employee stock purchase plan	—	—	146	2	—	—	83	—	—	—	—	85
Value assigned to warrants issued	—	—	—	—	—	—	3,135	—	—	—	—	3,135
Dividends paid, stockholder rights plan	—	—	—	—	—	—	—	—	(171)	—	—	(171)
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	—	—	(11,135)	—	—	(11,135)

Balance at December 31, 2002	—	$—	17,703	$178	(586)	$(4,797)	$30,695	$—	$(29,393)	$0	$(64)	$(3,381)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,135)	$(3,074)	$(43,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,143	5,423	7,315
Realized net gain on sales of securities	—	(221)	—
Deferred income taxes	—	(218)	(1,571)
Provision for doubtful accounts	823	(324)	550
Impairment of goodwill	—	—	34,852
Deferred compensation on restricted shares	97	221	60
Non-cash interest expense from deferred financing costs	509	—	—
Non-cash interest expense from accretion of warrants	409	—	—
Impairment of fixed assets	24	19	156
Receipt of investment	—	—	(270)
Change in assets and liabilities:
Trade accounts receivable	1,169	20,959	14,123
Prepaid expenses	304	(766)	(439)
Income taxes	1,403	5,562	2,910
Other receivables	56	61	126
Other assets	(1,269)	(520)	74
Accounts payable	(647)	(1,170)	1,327
Payroll and related expenses	(1,941)	(3,066)	(3,797)
Accrued expenses and other liabilities	4,938	(3,494)	(3,207)

Net cash provided by (used in) operating activities	(1,117)	19,392	8,815

Cash flows from investing activities:
Purchases of property and equipment	(572)	(1,843)	(1,889)
Proceeds from sale of investment	—	639	—

Net cash used in investing activities	(572)	(1,204)	(1,889)

Cash flows from financing activities:
Proceeds from long-term debt	230,325	306,162	106,416
Payments on long-term debt	(237,370)	(323,251)	(114,450)
Proceeds from issuance of debt and warrants	10,000	—	—
Cash paid for cancellation of stockholder rights plan	(171)	—	—
Payments received on stock options exercised	—	—	52
Repurchase of common stock	—	—	(94)
Payments to employee stock purchase plan	—	(50)	(123)
Proceeds from issuance of shares to the employee stock purchase plan	55	146	—
Cash overdraft	(1,202)	(1,108)	1,090

Net cash provided by (used in) financing activities	1,637	(18,101)	(7,109)

Effect of exchange rate changes on cash and cash equivalents	(21)	(74)	(77)

Net increase (decrease) in cash and cash equivalents	(73)	13	(260)
Cash and cash equivalents at beginning of year	127	114	374

Cash and cash equivalents at end of year	$54	$127	$114

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,400	$3,536	$5,117
Cash paid for income taxes	$30	$141	$181
Cash refunds received for income taxes	$2,627	$5,586	$5,934
Supplemental disclosures of noncash activities:
Tax effect on stock options exercised	$—	$—	$(68)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

        Alternative Resources Corporation ("ARC" or the "Company") was incorporated in Delaware on March 8, 1988, and is a leading provider of information technology management and staffing services. The Company has developed a significant, high quality business in the IT staffing industry with an emphasis on Help Desk, Desktop Support, Technology Deployment Service, and Field Service offerings. The Company also has a consulting practice, which supports those service offerings. The Company operates through 19 field offices with over 80 personnel in field sales, supported by 40 recruiters. The majority of the Company's sales and recruiting personnel operate from home, creating a virtual network. The Company serves Fortune 1000 and mid-sized clients throughout the United States and Canada.

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

Goodwill

        Through December 31, 2001, goodwill representing the excess of purchase price over fair market value of net assets acquired, was amortized on a straight-line basis over 40 years. Adjustments to the carrying value of goodwill were made when the sum of expected future discounted cash flows from the business acquired was less than book value.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company ceased amortization of goodwill effective January 1, 2002. Goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The review is a two-step process beginning with an estimation of the fair value of the reporting unit. The first step is a screen for impairment and the second step measures the amount of any impairment. The fair value amounts are determined by discounting future cash flows of the reporting unit as developed by management.

        The following table illustrates the pro-forma impact of the goodwill amortization on the Company's 2001 and 2000 net loss:

	2001	2000
Reported net loss	$(3,074)	$(43,394)
Add: goodwill amortized (net of tax)	76	781

Adjusted net loss	$(2,998)	$(42,613)

Reported loss per share	$(0.18)	$(2.76)
Impact on loss per share	$0.00	$0.05

Adjusted loss per share	$(0.18)	$(2.71)

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of the assets are less then the sum of the future undiscounted cash flows such assets are considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows of the assets. The discount rate used is the Company's expected rate of return. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Deferred Financing Costs

        Included in other assets are deferred financing costs associated with the Company's long-term debt. These financing costs are being amortized using a straight-line method over the lives of the respective agreements.

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

        In December 2001, the FASB staff issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("Topic D-103"), subsequently recharacterized as Emerging Issues Task Force "EITF" No. 01-14, which is effective for fiscal years beginning after December 15, 2001. EITF No. 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Comparative financial statements for prior periods must be conformed to this presentation. The Company historically recorded rebilled out-of-pocket expenses as an offset to the related expense. Effective January 1, 2002, the Company changed its presentation to reflect rebilled expenses as revenue and also conformed the presentation for prior periods. The impact of adopting this pronouncement resulted in the reclassification of $6.6 million, $7.3 million and $9.6 million of expenses to revenue with a corresponding decrease of approximately 1.2%, 1.0% and 1.0% in gross margin for the years ended December 31, 2002, 2001 and 2000, respectively.

Concentration of Credit Risk

        The Company provides services to clients including systems integrators, telecommunications companies, banking and financial services entities, manufacturers, distributors, health care providers, and utilities throughout the United States. In 2002, 2001 and 2000, the largest client accounted for approximately 25%, 20% and 18%, the second largest client accounted for approximately 17%, 17% and 15% and the third largest client accounted for 5%, 5% and 5% of the Company's total revenues, respectively.

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

Stock Options

        The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, no compensation cost has been recognized for the Company's stock-based compensation plans. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123.

        The following data reflect the pro forma effects of the stock-based compensation cost for the Company's stock option transactions in accordance with SFAS No. 123:

	2002	2001	2000
	(in thousands, except per share data)
Net loss, as reported	$(11,135)	$(3,074)	$(43,394)
Pro forma compensation expense	(3,485)	(10,693)	(3,970)

Pro forma net loss	$(14,620)	$(13,767)	$(47,364)

Diluted loss per share:
As reported	$(0.65)	$(0.18)	$(2.76)
Pro forma	(0.86)	(0.82)	(3.01)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.3%, 4.6%, and 5.0%; expected lives of 7, 4 and 4 years; expected volatility of 112%, 101% and 134%; and no dividends expected to be paid.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, except for long-term debt, approximate their fair values due to the short maturity of these instruments. The carrying amount of long-term debt approximates its fair value given its interest rate is comparable to a similar rate that could be obtained on other long-term debt instruments.

Computation of Earnings Per Share

        Basic earnings per share is based on the weighted average number of common shares outstanding for the year. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised vested stock options using the treasury stock method. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At December 31, 2002, potentially dilutive securities consisted of options to purchase 3.3 million shares of common stock, respectively. In addition, the Company issued 11.0 million warrants to purchase common stock in connection with its debt refinancing described in note 3. These warrants are also potentially dilutive securities as of December 31, 2002.

Reclassification

        Certain prior year balances have been reclassified in order to conform to the current year presentation.

2.    RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Charges—2002

        The Company recorded restructuring and other charges in the aggregate amount of $6.1 million during 2002. During the second quarter of 2002, the Company recorded a charge of $1.1 million representing the severance pay associated with the departure of the Company's former Chief Executive Officer. During the third quarter of 2002, the Company recorded a $4.7 million restructuring charge due to excess office space and the restructuring of the service delivery function. An additional $0.3 million restructuring charge was recorded in the fourth quarter, which was also due to the restructuring of the service delivery function. The primary components of the restructuring and other charges can be summarized as follows:

Restructuring charge
Real estate costs	$4.4
Severance	0.6
Other charges	1.1

$6.1

        The primary components of the restructuring charge can be summarized as follows:

	Total Initial Reserve	2002 Cash Payments	Balance at December 31, 2002
Real estate costs	$4,328	$(569)	$3,759
Severance	627	$(362)	265
Other charges	1,100	(202)	898

Total restructuring charge	$6,055	$(1,133)	$4,922

        The portion of the charge related to real estate costs, which totaled $4.3 million, relates to lease costs associated with decreased requirements for office space as the Company restructured its service delivery organization. The costs associated with this charge related primarily to the value of ongoing lease obligations for vacated offices, net of anticipated sublease income. A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices.

        The $0.6 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The remaining severance balance at December 31, 2002 relates to employees with employment agreements. This amount will be paid out through July 2003.

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

3.    LONG-TERM BORROWINGS

        The principal portion of long-term debt becomes due as follows:

Year ending December 31,	(in thousands)
2003	$—
2004	—
2005	18,500
2006	—
2007	—
2008 and thereafter	10,000

Total	$28,500

        During 1997, the Company entered into a $53.5 million revolving credit facility. As of December 31, 2001, borrowings under the revolving credit facility were $26.9 million. As part of this agreement, cash receipts into the Company's bank accounts were directly applied against the outstanding bank line of credit balance. Advances from the line of credit were determined on a daily basis to minimize the Company's average debt balance. The revolving credit facility expired on January 31, 2002. The Company did not extend this credit facility and successfully refinanced the debt on a long-term basis as described below.

        On January 31, 2002, the Company entered into a Senior Secured Revolving Credit facility with a lending institution, that provides for up to $30.0 million of revolving credit based on the Company's available collateral base. This facility was reduced to $28.0 million in August 2002 as discussed below. The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the lenders' base rate plus 1.00%. As of December 31, 2002, the applicable rates are as follows: $17.0 million at 4.67%, which represents LIBOR plus 3.25%, and $1.5 million at 5.25%, which represents the bank's base rate plus 100 basis points. The initial proceeds of this facility together with the net proceeds from the sale of convertible subordinated notes described below were used to repay the Company's existing credit facility. Advances from the revolving credit facility are determined on a daily basis to minimize the Company's average debt balance. As of December 31, 2002, the Company has $3.1 million in excess availability and $18.5 million outstanding.

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

        At December 31, 2002, the Company has long-term debt of $27.1 million. This is comprised of $18.5 in Senior Secured Revolving Credit with Fleet Capital and $8.6 million of long-term debt related to the Securities Purchase Agreement with Wynnchurch Capital Partners, L.P.

        At December 31, 2002, the total contractual obligation to Wynnchurch Capital Partners, L.P. is $11.3 million. This is comprised of $10.0 million in original principal and $1.3 million in accrued interest. $6.9 million of the principal is included in long-term debt while the remaining $3.1 million is classified as equity, representing the value assigned to the warrants. The $8.6 million of this obligation recorded as long-term debt is comprised of the following:

(in thousands)
Original principal	$6,865
Accrued interest	1,333
Accretion of warrants	409

Total long-term debt	$8,607

        In conjunction with the sale of these notes, the Company issued 10,000,000 warrants (immediately exercisable) to the private equity investor to purchase shares of the Company's common stock at $0.55 per share. Additionally, the Company issued 1,000,000 warrants to purchase its common stock at $0.73 per share. These warrants were not exercisable for one-year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1,000,000 contingent warrants and these warrants will not expire. A fair value was required to be ascribed to these warrants and recorded as a decrease in the debt and an increase to additional-paid-in-capital. This value is then amortized over the seven-year life of the debt by a non-cash interest charge. The fair value of these warrants was determined to be approximately $3.1 million and resulted in a non-cash interest charge of approximately $409,000 in 2002. The valuation of the warrants was determined based on advice from third-party valuation specialists who utilized a valuation model with the following inputs: measurement date of Janaury 31, 2002; fair value of $0.80; exercise price of $0.55 ($0.73 for contingent warrants); contractual term of 10 years; dividend rate of zero; volatility rate of 101%; risk-free interest rate of 5.49%; and probability of 100% (for contingent warrants only).

        In conjunction with the Securities Purchase Agreement on January 31, 2002, the Company's Board of Directors redeemed all of the rights issued under its stockholder rights plan. Each share of the Company's common stock carried with it one right to purchase a fraction of a share of the Company's preferred stock in certain circumstances described in the Stockholder Rights Plan. The rights were attached to, and could not be separated from, shares of the Company's common stock. The Company paid a redemption payment of $0.01 per right to stockholders on February 8, 2002, at a total cost of approximately $171,000.

        Throughout 2002, ARC Fleet Capital executed certain amendments to the revolving credit agreement. The impact of these amendments was to reduce the borrowing limit subject to pledged accounts receivable as collateral to $28.0 million in consideration for the waiver of existing financial loan covenants.

        In April 2003, ARC and Fleet Capital executed amendments to the revolving credit agreement. The impact of this amendment was to obtain a waiver of financial loan covenants existing as of December 31, 2002. Additionally, financial loan covenant calculations were redefined for future periods.

        In April 2003, in connection with an amendment to the Company's credit agreement with Fleet Capital, the Company's senior lender, to allow overadvances of up to $2,000,000 through December 31, 2003, Wynnchurch Capital Partners executed a guaranty to Fleet Capital of the overadvance amounts. In consideration, Wynnchurch Capital Partners and the Company amended their agreements, 15% Senior Subordinated Convertible Notes and warrants to reduce the conversion price of the notes to common stock to $1.50 per share, reduce the exercise price of all outstanding warrants to $0.26 per share, provide that any draw on the guaranties could be satisfied by a purchase by Wynnchurch Capital Partners of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to Fleet Capital's draw and having terms equal to the outstanding 15% Senior Subordinated Convertible

Notes and provide for a $250,000 fee to Wynnchurch Capital Partners in the event of a draw upon their guaranty, payable through the issuance of additional 15% Senior Subordinated Convertible Notes.

        As of December 31, 2002, the Company has two irrevocable standby letters of credit for $1,625,000, which expire on December 31, 2003.

4.    LEASES

        The Company leases its office facilities under noncancelable operating leases. Rental expense for operating leases during 2002, 2001 and 2000 was $2.5 million, $2.8 million and $3.5 million, respectively.

        Future minimum lease payments and sublease income under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002, are:

Year ending December 31,	Operating Lease Payments	Operating Sublease Income
	(in thousands)
2003	$4,266	$(1,629)
2004	3,674	(677)
2005	2,363	(144)
2006	1,623	—
2007	1,186	—
Thereafter	2,157	—

Total	$15,269	$(2,450)

5.    OTHER INCOME (EXPENSE), NET

        Other income (expense), net, for the years ended December 31, 2002, 2001 and 2000 is comprised of the following:

	2002	2001	2000
	(in thousands)
Interest income	$72	$373	$91
Interest expense	(3,749)	(4,319)	(6,680)
Gain on sale of security	—	349	—
Gain on swap agreement	—	—	1,100

	$(3,677)	$(3,597)	$(5,489)

6.    INCOME TAXES

        Income tax expense (benefit) is summarized as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(in thousands)
Current:
Federal	$(1,068)	$120	$(3,382)
State	(26)	98	125
Foreign	—	—	203

Total current	(1,094)	218	(3,054)

Deferred:
Federal	—	(728)	(830)
State	—	510	(595)

Total deferred	—	(218)	(1,425)

	$(1,094)	$—	$(4,479)

        The reasons for the difference between the effective tax rate and the corporate federal income tax rate for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
	(in thousands)
Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Items affecting federal income tax rate:
State income taxes, net of federal tax benefits	(3.3)%	5.0%	(1.1)%
Valuation allowance	14.1%	28.8%	—%
Nondeductible amortization and impairment charges	—%	0.9%	26.1%
Nondeductible original issue discount interest expense	1.2%	—%	—%
Nondeductible accretion of warrants	1.1%	—%	—%
Reduction of prior year net operating loss	6.2%	—%	—%
Other permanent differences	6.7%	0.3%	0.6%

Effective income tax rate	(9.0)%	—%	(9.4)%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Deferred tax assets:
Property and equipment—depreciation	$37	$181
Net operating loss	1,938	2,594
Lease cancellation accrual	1,903	450
Receivable reserves	801	507
Prepaid assets	—	455
Deferred rent payable	141	32
Accrued liabilities	797	996

Gross deferred tax assets	5,617	5,215
Valuation allowance	(2,623)	(895)

Net deferred tax assets	2,994	4,320

Deferred tax liabilities:
Software development costs	(2,723)	(3,520)
Employee savings plan costs	—	(800)
Prepaid assets	(271)	—

Gross deferred tax liabilities	(2,994)	(4,320)

Net deferred tax liability	$—	$—

        The income tax benefit for tax deductions relating to the exercise of nonqualified stock options in excess of the tax benefits on the amount reflected as amortization of deferred stock compensation has been recorded as additional paid-in-capital.

        At December 31, 2002, the Company had gross federal and state net operating losses of $3.3 million and $15.6 million, respectively, which are available to offset taxable income through 2022.

        Prior to 2001, no valuation allowance for deferred tax assets had been recorded as the Company believed it was more likely than not the deferred tax assets would be realized in the future. Beginning in 2001, a valuation allowance was established for the net deferred tax asset given the uncertainty with respect to the future realization of deferred tax assets. This valuation allowance is required given that the net operating losses have no remaining carryback potential (except for a portion thereof in 2002 as a result of a change in income tax law) and the lack of ability to accurately forecast taxable income over the 20 years net operating loss carryforward period.

7.    EMPLOYEE SAVINGS PLAN

        The Company sponsors a 401(k) plan ("the Plan"). The Plan covers each employee who has completed 1,000 hours of service in a 12-month period commencing with the start of employment. The Company, in an amount to be determined at the Company's discretion, bases contributions to the Plan on percentages of employee salaries, plus a matching contribution. Vesting in the Company's contributions is based on length of service over a five-year period. Contributions by the Company on behalf of all employees approximated $0.2 million, $0.6 million and $0.5 million during 2002, 2001 and 2000, respectively. Effective March 31, 2002 the Company discontinued the employer matching contribution.

8.    STOCK OPTIONS

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

        During 2000, the Company issued 1,240,000 restricted shares of the Company's stock pursuant to the Option Plan. The shares were issued with certain restrictions relating to each employee remaining employed with the Company. The restrictions lapsed in April and July of 2001, with a remaining portion lapsing in July 2002. In connection with the issuance of the restricted stock, 945,000 previously issued stock options were cancelled. Total deferred compensation related to the restricted stock issuance was $378,000; of which, $97,000, $221,000 and $60,000 was amortized as an operating expense in 2002, 2001 and 2000, respectively.

        During 2001, the Company issued 83,000 and 175,000 stock options and non-qualified stock options, respectively, pursuant to the Option Plan. These options were granted at fair market value and thus, the Company did not record compensation expense as a result of these option grants.

        During 2002, the Company issued 1,550,000 non-qualified stock options outside the Option Plan in connection with executive management and director changes. These options were issued at the fair market value as of the time of the grant. The terms and conditions of these grants are similar to the terms and conditions of options granted under the Option Plan with the exception that they provide for accelerated vesting upon a change in control of the Company. In addition to the non-qualified stock options issued outside of the Option Plan, the Company issued 615,000 non-qualified stock options, pursuant to the Option Plan.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.3%, 4.6%, and 5.0%; expected lives of 7, 4 and 4 years; expected volatility of 112%, 101% and 134%; and no dividends expected to be paid.

        Stock option transactions for the years ended December 31, 2000, 2001 and 2002 are summarized as follows:

	Shares	Weighted Average Exercise Price
	(in thousands, except per share data)
Balance at December 31, 1999	2,900	9.97
Options granted	1,808	0.73
Options cancelled	(1,827)	8.64
Options exercised	(21)	2.53

Balance at December 31, 2000	2,860	4.94
Options granted	258	0.51
Options cancelled	(587)	1.80
Options exercised	—	—

Balance at December 31, 2001	2,531	4.70
Options granted	2,165	1.21
Options cancelled	(1,044)	7.67
Options exercised	—	—

Balance at December 31, 2002	3,652	1.70

        As of December 31, 2002, 2001 and 2000, there were 1.4 million, 1.7 million and 1.1 million options exercisable, respectively. As of December 31, 2002, there were 0.9 million stock options available for future grants under the Company's Incentive Stock Option Plan. The weighted-average grant-date fair values of options granted during 2002, 2001 and 2000 were $0.45, $0.51 and $1.34 per share, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(shares in thousands)
$0.28-$5.99	3,360	8.6	$0.87	1,071	$0.44
$6.00-$9.99	10	6.4	7.87	10	7.88
$10.00-$10.99	244	3.7	10.00	244	10.00
$11.00-$38.12	38	4.2	21.11	38	21.11

$0.28-$38.12	3,652	8.5	$1.70	1,363	$2.78

9.    EMPLOYEE STOCK PURCHASE PLAN

        In 1995, the stockholders of the Company approved the Alternative Resources Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan"). An aggregate of 300,000 shares of the Company's common stock (subject to adjustment for any dividend, stock split or other relevant changes in the Company's capitalization) were originally authorized to be sold pursuant to the Stock Purchase Plan. In 1999, an additional 300,000 shares of the Company's common stock were approved by the stockholders for sale through the Employee Stock Purchase Plan. The Stock Purchase Plan covers each employee who has completed 1,000 hours of service during the last 12 calendar months preceding the enrollment date. The Stock Purchase Plan enables employees to purchase the Company's common stock at 85% of the market price. Employees may purchase the Company's common stock through the Stock Purchase Plan only by payroll deduction. Payroll deductions may not exceed 20% of the employees' gross pay or $21,250 in any one-year. In 2001 and 2000, the Company's matching portion to the Stock Purchase Plan amounted to $0.1 million from both years and was in the form of cash contributions and direct issuance of common stock. In 2002, the Company's matching portion to the Stock Purchase Plan was in the form of direct issuance of common stock. The number of shares purchased was approximately 114,000, 296,000, and 146,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Effective March 31, 2002, the Stock Purchase Plan was terminated.

10.  SUBSEQUENT EVENTS

        On March 4, 2003, the Company filed a lawsuit against Bluecurrent, Inc. ("Bluecurrent"), one of its customers, captioned Alternative Resources Corporation v. Bluecurrent, Inc. (case no. 030 1603). The lawsuit was filed in the United States District Court for the Northern District of Illinois and alleges that Bluecurrent breached its Master Services Agreement with the Company by failing to pay approximately $5 million worth of invoices for services performed (the "Illinois lawsuit"). Bluecurrent has asked the court to either dismiss that action based on improper venue or transfer it to the United States District Court in Texas based on venue and convenience grounds. That motion is currently pending.

        Shortly thereafter, on March 10, 2003, Bluecurrent filed suit against the Company in state court in Texas, captioned Bluecurrent, Inc. v. Alternative Resources Corporation. (case no. GN30772) (the "Texas lawsuit"). Bluecurrent alleged in the Texas lawsuit that the Company breached the Master Services Agreement, submitted fraudulent invoices to Bluecurrent and interfered with Bluecurrent's prospective contractual relationships. The lawsuit seeks a credit in excess of $2 million dollars. The Company intends to vigorously defend that lawsuit and has removed it to the United States District Court for the Western District of Texas. The parties have agreed to stay the Texas lawsuit pending resolution of Bluecurrent's motion to dismiss or transfer the Illinois lawsuit.

        Discovery has not yet begun in either lawsuit. At this time, the Company is unable to opine regarding the likelihood of an unfavorable outcome or the range of any potential loss, if any, from the above matters.

53

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

(in thousands)

Description	Balance at Beginning of Year	Charged to Operations	Writeoffs	Balance at End of Year
2002:
Allowance for doubtful accounts	$1,179	$1,257	$434	$2,002
2001:
Allowance for doubtful accounts	1,503	324	648	1,179
2000:
Allowance for doubtful accounts	1,522	550	569	1,503

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX
INDEPENDENT AUDITORS' REPORT
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED BALANCE SHEETS
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
ALTERNATIVE RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2002, 2001, and 2000 (in thousands)