Form 10-Q
period 2003-03-31
ALTERNATIVE RESOURCES CORP
filed 2003-05-14
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,117,819 shares of the registrant’s common stock were outstanding as of May 5, 2003.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	March 31, 2003
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54	$43
Trade accounts receivable, net of allowance for doubtful accounts	34,497	25,754
Prepaid expenses	1,787	1,632
Income taxes receivable	94	31
Other receivables	178	115
Total current assets	36,610	27,575
Property and Equipment:
Office equipment	8,319	8,384
Furniture and fixtures	2,389	2,389
Software	19,726	19,785
Leasehold improvements	2,012	2,008
	32,446	32,566
Less accumulated depreciation and amortization	(21,448)	(22,377)
Net property and equipment	10,998	10,189
Other Assets:
Goodwill	2,723	2,723
Other assets	2,399	2,261
Total other assets	5,122	4,984
Total assets	$52,730	$42,748
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$3,202	$2,825
Accounts payable	12,236	10,903
Payroll and related expenses	5,920	5,832
Accrued expenses	2,340	2,441
Accrued restructuring and other charges	4,922	4,112
Total current liabilities	28,620	26,113
Long-term debt	27,107	21,326
Other liabilities	384	379
Total liabilities	56,111	47,818
Stockholders’ Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,702,819 shares issued and 17,117,819 outstanding at December 31, 2002 and March 31, 2003)	178	178
Additional paid-in capital	30,695	30,695
Accumulated other comprehensive loss	(64)	(99)
Accumulated deficit	(29,393)	(31,047)
	1,416	(273)
Less: Treasury stock, at cost (585,000 shares)	(4,797)	(4,797)
Total stockholders’ equity (deficit)	(3,381)	(5,070)
Total liabilities and stockholders’ equity (deficit)	$52,730	$42,748

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2003
	(Unaudited)

Revenue	$40,759	$36,846
Cost of services	29,336	27,668
Gross profit	11,423	9,178
Operating expenses:
Selling, general and administrative	10,910	8,921
Depreciation and amortization	1,146	929
Total operating expenses	12,056	9,850
Loss from operations	(633)	(672)
Other expense, net	(811)	(983)
Loss before income taxes	(1,444)	(1,655)
Income tax expense (benefit)	(950)	(1)

Net loss	$(494)	$(1,654)

Net loss per share:
Basic and diluted	$(0.03)	$(0.10)

Shares used to compute net loss per share:
Basic and diluted	17,026	17,117

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Net loss	$(494)	$(1,654)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	7	35
Other comprehensive income	7	35

Comprehensive loss	$(487)	$(1,619)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(494)	$(1,654)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	1,146	929
Provision for (recoveries of) doubtful accounts	(126)	(39)
Deferred compensation on restricted shares	33	—
Non-cash interest expense from deferred financing costs	83	131
Non-cash interest expense from accretion of warrants	69	112
Change in assets and liabilities:
Trade accounts receivable	(995)	8,782
Prepaid expenses	113	155
Income taxes receivable	517	63
Other receivables	(28)	63
Other assets	(1,196)	7
Accounts payable	(1,180)	(1,333)
Payroll and related expenses	(282)	(88)
Accrued expenses and other liabilities	908	(714)
Net cash provided by (used in) operating activities	(1,432)	6,414

Cash flows from investing activities:
Purchases of property and equipment	(99)	(120)
Net cash used in investing activities	(99)	(120)

Cash flows from financing activities:
Proceeds from long-term debt	59,672	55,166
Payments on long-term debt	(65,291)	(61,059)
Proceeds from issuance of debt and warrants	10,000	—
Cash paid for cancellation of stockholder rights plan	(172)	—
Proceeds from issuance of shares under the employee stock purchase plan	83	—
Cash overdraft	(2,778)	(377)
Net cash provided by (used in) financing activities	1,514	(6,270)
Effect of exchange rate changes	7	(35)

Net decrease in cash and cash equivalents	(10)	(11)
Cash and cash equivalents at beginning of period	127	54
Cash and cash equivalents at end of period	$117	$43

Supplemental disclosures of cash flow information:
Cash paid for interest	$313	$310
Cash paid for income taxes	11	1
Cash refunds received for income taxes	1,467	65

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                    Basis of Presentation

The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements.  Such interim consolidated financial statements reflect all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period and the year ending December 31, 2003.  The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2002, included in the 2002 Form 10-K of Alternative Resources Corporation (“ARC” or the “Company”).

2.                    Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options and warrants which are in-the-money using the treasury stock method.   Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At March 31, 2003 and 2002, potentially dilutive securities consisted of options to purchase 4.0 million and 2.5 million shares of common stock, respectively.  In addition, the Company issued 11.0 million warrants to purchase common stock in connection with its debt refinancing described in note 4.  These warrants are also potentially dilutive securities as of March 31, 2003 and 2002.

3.                    Recently Adopted Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” (“SFAS 146”) which supercedes EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which was effective for exit or disposal activities initiated after December 31, 2002.  SFAS 146 requires that a company record a liability when that liability is incurred and can be measured at fair value.  Incurred is defined as when an event obligates the entity to transfer or use assets.  The recognition of termination benefits to employees will depend on whether additional service is required of the employee.  If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a “minimum retention period”), the fair value of the benefits should be accrued over the time the employee renders the service.  If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees.  The Company has adopted this statement in the year beginning January 1, 2003 and it is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations for any restructuring activity initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not have any guarantees and thus the requirements of FIN 45 did not have an impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123.” (“SFAS 148”) This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The Company accounts for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost was recognized by us and provides the disclosures required by SFAS No. 123 and SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. The adoption of this interpretation in 2003 did not have an impact on the Company’s consolidated financial position or results of operations.

4.                    Long-term borrowings

On January 31, 2002, the Company entered into a Senior Secured Revolving Credit facility with Fleet Capital Corporation, that provides for up to $30.0 million of revolving credit based on the Company’s available collateral base. This facility was reduced to $28.0 million in August 2002 as discussed below. The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the lenders’ base rate plus 1.00%. As of March 31, 2003, the applicable rate is 5.25%, which represents the bank’s base rate plus 1.00%. The initial proceeds of this facility together with the net proceeds from the sale of convertible subordinated notes described below were used to repay the

Company’s existing credit facility. Advances from the revolving credit facility are determined on a daily basis to minimize the Company’s average debt balance. As of March 31, 2003, the Company has $1.5 million in excess availability and $12.2 million outstanding.

On January 31, 2002, the Company also entered into a Securities Purchase Agreement with Wynnchurch Capital Partners, L.P., pursuant to which the Company sold $10 million principal amount of 15% Senior Subordinated Convertible Notes due January 31, 2009. These notes are convertible into common stock of the Company at a conversion price of $2.50 per share. At the Company’s election, one half of the interest may be deferred during the first four years, subject to certain conditions. Effective August 8, 2002, the Company and Wynnchurch Capital Partners, L.P. agreed to defer all of the interest.

In conjunction with the sale of these notes, the Company issued 10,000,000 warrants (immediately exercisable) to Wynnchurch Capital Partners, L.P. to purchase shares of the Company’s common stock at $0.55 per share. Additionally, the Company issued 1,000,000 warrants to purchase its common stock at $0.73 per share. These warrants were not exercisable for one-year, contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1,000,000 contingent warrants and these warrants did not expire. A fair value was required to be ascribed to these warrants and recorded as a decrease in the debt and an increase to additional-paid-in-capital. This value is then amortized over the seven-year life of the debt by a non-cash interest charge. The fair value of these warrants was determined to be approximately $3.1 million and resulted in a non-cash interest charge of approximately $69,000 and $112,000 for the three month periods ended March 31, 2002 and 2003, respectively. The valuation of the warrants was determined based on advice from third-party valuation specialists who utilized a valuation model with the following inputs: measurement date of Janaury 31, 2002; fair value of $0.80; exercise price of $0.55 ($0.73 for contingent warrants); contractual term of 10 years; dividend rate of zero; volatility rate of 101%; risk-free interest rate of 5.49%; and probability of 100% (for contingent warrants only).

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

Throughout 2002, the Company and Fleet Capital Corporation executed certain amendments to the revolving credit agreement. The impact of these amendments was to reduce the borrowing limit subject to pledged accounts receivable as collateral to $28.0 million in consideration for the waiver of existing financial loan covenants.

In April 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The impact of these amendments was to obtain a waiver of financial loan covenants existing as of December 31, 2002 and to redefine financial loan covenant calculations for future periods.

In April 2003, in connection with an amendment to the Company’s credit agreement with Fleet Capital Corporation, the Company’s senior lender, to allow overadvances of up to $2,000,000 through December 31, 2003, Wynnchurch Capital Partners, L.P. executed a guaranty to Fleet Capital Corporation of the overadvance amounts. In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements, 15% Senior Subordinated Convertible Notes and warrants to reduce the conversion price of the notes to common stock to $1.50 per share, reduce the exercise price of all outstanding warrants to $0.26 per share, provide that any draw on the guaranties could be satisfied by a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to Fleet Capital Corporation's draw and having terms equal to the outstanding 15% Senior Subordinated Convertible Notes and provide for a $250,000 fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guaranty, payable through the issuance of additional 15% Senior Subordinated Convertible Notes.  The value of the warrants will be reassessed during the second quarter of 2003, due to the decrease in exercise price; amortization will be adjusted accordingly.

At March 31, 2003, the Company has long-term debt of $21.3 million.  This is comprised of $12.2 in Senior Secured Revolving Credit with Fleet Capital Corporation and $9.1 million of long-term debt related to the Securities Purchase Agreement with Wynnchurch Capital Partners, L.P.

At March 31, 2003, the total contractual obligation to Wynnchurch Capital Partners, L.P. is $11.8 million.  This is comprised of $10.0 million in original principal and $1.8 million in accrued interest.  $6.9 million of the principal is included in long-term debt while the remaining $3.1 million is classified as equity, representing the value assigned to the warrants.  The $9.1 million of this obligation recorded as long-term debt is comprised of the following:

(in thousands)

Original principal	$6,865
Accrued interest	1,755
Accretion of warrants	522

Total long-term debt	$9,142

As of March 31, 2003, the Company has two irrevocable standby letters of credit for $1,625,000, which expire on December 31, 2003.

5.                    Restructuring and Other Charges

The Company recorded restructuring and other charges in the aggregate amount of $6.1 million during 2002. During the second quarter of 2002, the Company recorded a charge of $1.1 million representing the severance pay associated with the departure of the Company’s former Chief Executive Officer. During the third quarter of 2002, the Company recorded a $4.7 million restructuring charge due to excess office space and the restructuring of the service delivery function. An additional $0.3 million restructuring charge was recorded in the fourth quarter, which was also due to the restructuring of the service delivery function. The primary components of the restructuring and other charges can be summarized as follows:

(in millions)
Restructuring charge
Real estate costs	$4.4
Severance	0.6
Other charges	1.1

$6.1

The primary components of the restructuring charge can be summarized as follows:

	Total Initial Reserve	2002 Cash Payments	Balance at December 31, 2002	2003 Cash Payments	Balance at March 31, 2003
(in thousands)
Real estate costs	$4,328	$(569)	$3,759	$(550)	$3,209
Severance	627	$(362)	265	$(173)	92
Other charges	1,100	(202)	898	(87)	811

Total restructuring charge	$6,055	$(1,133)	$4,922	$(810)	$4,112

The portion of the charge related to real estate costs, which totaled $4.3 million, relates to lease costs associated with decreased requirements for office space as the Company restructured its service delivery organization. The costs associated with this charge related primarily to ongoing lease obligations for vacated offices, net of anticipated sublease income. A portion of the charge also related to broker commissions and estimated leasehold improvement costs necessary to sublease vacated offices.

The $0.6 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The remaining severance balance at March 31, 2003 relates to employees with employment agreements. This amount will be paid out through July 2003.

The $1.1 million other charges related to the severance pay associated with the departure of the Company's former Chief Executive Officer.  The remaining balance at March 31, 2003 is required to be paid in full by July 2004.

6.              Stock Options

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation cost has been recognized for the Company’s stock-based compensation plans. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123 and SFAS No. 148.

The following data reflect the pro forma effects of the stock-based compensation cost for the Company’s stock option transactions in accordance with SFAS No. 123 and SFAS No. 148:

	Three Months Ended March 31,
	2002	2003

	(in thousands, except per share data)

Net loss, as reported	$(494)	$(1,654)
Pro forma compensation expense	(704)	(211)

Pro forma net loss	$(1,198)	$(1,865)

Diluted loss per share:
As reported	$(0.03)	$(0.10)
Pro forma	(0.07)	(0.11)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2002 and 2003, respectively: risk-free interest rates of 4.7% and 3.8%; expected lives of 5 and 9 years; expected volatility of 145% and 123%; and no dividends expected to be paid.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Essentially all of the Company’s revenue is generated from information technology services that offer the benefits of outsourcing, while allowing information services operations managers to retain strategic control of their operations. Revenues are recognized as services are performed, utilizing four different billing methodologies as follows:  (1) time and material billing, whereby the client is billed by the hour on a weekly basis for past services performed; (2) project-based billing, for which fees are fixed and are based on specific contracts; (3) per-incident billing, whereby the Company charges a fee for each specific task related to certain services; and (4) fee-based billing, which is used for candidate placement/recruiting fees and vendor management fees.  The Company typically provides discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume, as well as the opportunity to sell its higher-margin, value-added services.  All revenues are recognized net of such discounts and after services have been completed.

First Quarter Fiscal 2003 Compared to First Quarter Fiscal 2002

Revenue. Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions.  Revenue decreased $3.9 million or 9.6% from $40.8 million in the first quarter of 2002 to $36.9 million in the first quarter of 2003, primarily from the slowdown in IT spending experienced industry-wide.  ARC Technology Management Solutions revenue increased by $1.3 million or 7.4% from $18.2 million in the first quarter of 2002 to $19.5 million in the first quarter of 2003.  The Company’s traditional Staffing Management Solutions revenue decreased by $5.2 million or 23.2% from $22.6 million in the first quarter of 2002 to $17.4 million in the first quarter of 2003.

Gross profit. Gross profit decreased by $2.2 million or 19.7% from $11.4 million in the first quarter of 2002 to $9.2 million in the first quarter of 2003.  As a percentage of revenue, gross profit decreased by 3.1% from 28.0% in the first quarter of 2002 to 24.9% in the first quarter of 2003 due to the very competitive IT staffing environment, which is causing some margin pressures in all service offerings.

Operating expenses.  Operating expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $2.2 million or 18.3% from $12.1 million in the first quarter of 2002 to $9.9 million in the first quarter of 2003.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount. As a percentage of revenue, operating expenses decreased by 2.9% from 29.6% in the first quarter of 2002 to 26.7% in the first quarter of 2003.

Other expense, net.  Other expense, net, consists primarily of interest expense on the Company’s outstanding debt. Other expense, net, increased by $0.2 million or 21.2% from $0.8 million in the first quarter of 2002 to $1.0 million in the first quarter of 2003. The increase in other expense, net, is primarily the result of an increase in interest expense related to increased average debt levels.

Income tax benefit. During the first quarter of 2002, the Company recorded a tax benefit of $1.0 million related to a refund obtained due to a change in income tax law.  There was no similar benefit in the first quarter of 2003.

Liquidity and Capital Resources

Current assets exceed current liabilities by $1.5 million at March 31, 2003.  Net cash provided by operations was $6.4 million in the first three months of 2003.  Net cash provided by operations was principally the result of a decrease in accounts receivable of approximately $8.8 million offset by decreases in accounts payable and accrued expenses and other liabilities of $1.3 million and $0.7 million, respectively.  The significant decrease in accounts receivable was due to a payment agent agreement entered into with IBM Credit, LLC in the first quarter of 2003.  This agreement provides for an expedited receipt of outstanding IBM receivables from 45 days to 15 days in exchange for a discount of 0.76%.

Capital spending was approximately $0.1 million in both of the three months ended March 31, 2003 and 2002. The Company does not anticipate that its capital spending going forward will be significantly greater than $1.0 million to $2.0 million per annum.

On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital Corporation, a subsidiary of the FleetBoston Financial Corporation and $10.0 million principal amount of Senior Subordinated Convertible Notes sold to Wynnchurch Capital Partners, L.P., a private equity investor. The $30.0 million revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable.  In August 2002, ARC and Fleet Capital Corporation executed an amendment to the revolving credit agreement.  The impact of this amendment was to reduce the borrowing limit subject to pledged accounts receivable as collateral to $28.0 million in consideration for the waiver of existing financial loan covenants.  The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the lender's base rate plus 1.00%. As of March 31, 2003, the applicable rate is 5.25%, which represents the bank’s base rate plus 1.00%.

The Senior Subordinated Convertible Notes bear interest at 15% and are due January 31, 2009. These notes are convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company’s election, one-half of the interest may be deferred during the first four years, subject to certain conditions.  Effective August 8, 2002, the Company and Wynnchurch Capital Partners, L.P. agreed to defer all of the interest.  In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to purchase shares of the Company’s common stock at $0.55 per share. An additional 1,000,000 warrants to purchase its common stock at $0.73 per share, were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met.  As of December 31, 2002, the Company did not meet the specific performance measures related to the 1,000,000 contingent warrants and these warrants did not expire.

Throughout 2002, the Company and Fleet Capital Corporation executed certain amendments to the revolving credit agreement.  The impact of these amendments was to reduce the borrowing limit subject to pledged accounts receivable as collateral to $28.0 million in consideration for the waiver of existing financial loan covenants.

In April 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement.  The impact of these amendments was to obtain a waiver of financial loan covenants existing as of December 31, 2002 and to redefine financial loan covenant calculations for future periods.

In April 2003, in connection with an amendment to the Company’s credit agreement with Fleet Capital Corporation, the Company’s senior lender, to allow overadvances of up to $2.0 million through December 31, 2003, Wynnchurch Capital Partners, L.P. executed a guaranty to Fleet Capital Corporation of the overadvance amounts.  In consideration, Wynnchurch Capital Partners, L.P and the Company amended their agreements, 15% Senior Subordinated Convertible Notes and warrants to reduce the conversion price of the notes to common stock to $1.50 per share, reduce the exercise price of all outstanding warrants to $0.26 per share, provide that any draw on the guaranties could be satisfied by a purchase by Wynnchurch Capital Partners, L.P of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to Fleet Capital Corporation’s draw and having terms equal to the outstanding 15% Senior Convertible Notes and provide for a $250,000 fee to Wynnchurch Capital Partners, L.P in the event of a draw upon their guaranty, payable through the issuance of additional 15% Senior Subordinated Convertible Notes.  The value of the warrants will be reassessed during the second quarter 2003, due to the decrease in exercise price; amortization will be adjusted accordingly.

The Company believes its cash balances and funds from operations together with funds available under its credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.  However, general economic and industry conditions could impact the Company’s ability to meet anticipated cash requirements.  Since the existing credit facility is secured by the assets of the Company, principally consisting of accounts receivable, these uncertainties may directly impact the availability of this credit facility.

The following summarizes the Company’s contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash in the future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)

Contractual Obligations:
Senior Secured Revolving Credit	$12,183	$—	$12,183	$—	$—
Securities Purchase Agreement	11,755	—	—	—	11,755
Non-cancelable operating leases	14,126	4,125	5,494	2,651	1,856

Total contractual cash obligations	$38,064	$4,125	$17,677	$2,651	$13,611

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

Revenue Recognition

The Company recognizes revenues as services are performed, utilizing four different billing methodologies, as follows:  (1) time and material billing, whereby the client is billed by the hour on a weekly basis for past services performed; (2) project-based billing, for which fees are fixed and are based on specific contracts; (3) per-incident billing, whereby the Company charges a fee for each specific task related to certain services; and (4) fee-based billing, which is used for candidate placement/recruiting fees and vendor management fees.   The Company typically provides discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume, as well as the opportunity to sell its higher-margin, value-added services.  All revenues are recognized net of such discounts and after services have been completed.

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

Goodwill Impairment

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This Statement dictates that goodwill and intangible assets with indefinite useful lives should be tested and written down for impairment at least annually, instead of being amortized on an ongoing basis.  The Company has terminated its policy of amortizing goodwill on a monthly basis and will perform an annual analysis of goodwill impairment, using the discounted future cash flows methodology.  Since the Company wrote off the significant majority of its goodwill balance in 2000 due to impairment, the adoption of this standard has not had an impact on its financial statements.

Valuation Allowance for Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  A valuation allowance was established for the net deferred tax asset given the uncertainty with respect to the future realization of deferred tax assets.  This valuation allowance is required given that the net operating losses have no remaining carryback potential and the lack of ability to accurately forecast taxable income over the 17-20 year net operating loss carryforward period.  When a valuation allowance is deemed necessary, the Company records an adjustment to the deferred tax asset, with a corresponding charge to the statement of operations.  In the event that the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income, or reduce a net loss, in the period such determination was made.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

 The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At March 31, 2003, the Company had $12.2 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest paid by $0.1 million.

The Company issued warrants on January 31, 2002, which are classified as derivative financial instruments pursuant to SFAS 133, “Accounting for Derivative Instruments and

Certain Hedging Activities,” which was adopted by the Company on January 1, 2001.  Pursuant to SFAS 133 and interpretations by the Emerging Issues Task Force covering derivative financial instruments, these warrants meet the criteria for equity classification on the measurement date of January 31, 2002 and the Company is not required to remeasure the warrants on subsequent dates.  As such, there is no mark-to-market adjustment which will be reflected in the statement of operations as unrealized gains or losses as a result of changes in fair value of these warrants in periods subsequent to the measurement date.  However, due to the decrease in the exercise price of the warrants in April, 2003, the value of the warrants will be reassessed and amortization adjusted accordingly.  There is no equity price risk associated with changes in fair value of the warrants.  The Company does not have any derivative financial instruments other than the warrants.

Item 4. - Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

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

•                  The Company’s ability to successfully meet debt covenants; and

•                  The effect of changes in general economic conditions.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a)                      The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Fifth Amendment to credit and security agreement dated April 14, 2003.

4.2	Fifth Amendment to securities purchase agreement dated April 14, 2003.

4.3	First Amendment to subordination and intercreditor agreement dated April 14, 2003.

4.4	Guaranty Agreement dated April 14, 2003.

4.5	Amendment to subordinated convertible promissory notes dated April 14, 2003.

4.6	Amendment to stock purchase and contingent warrants dated April 14, 2003.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                     No reports on Form 8-K were required to be filed during the quarterly period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: May 14, 2003	/s/ Steven Purcell
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

Date: May 14, 2003	/s/ George W. Watts
George W. Watts
Chief Executive Officer

CERTIFICATIONS

I, Steven Purcell, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of Alternative Resources Corporation;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Steven Purcell
Steven Purcell
Chief Executive Officer