Form 10-Q
period 2003-06-30
ALTERNATIVE RESOURCES CORP
filed 2003-08-14
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐  NO  ☒.

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☐  NO  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,117,819 shares of the registrant’s common stock were outstanding as of August 8, 2003.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	June 30, 2003
		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$54	$64
Trade accounts receivable, net of allowance for doubtful accounts	34,497	24,627
Prepaid expenses	1,787	1,614
Other receivables	272	856
Total current assets	36,610	27,161
Property and Equipment:
Office equipment	8,319	8,407
Furniture and fixtures	2,389	2,388
Software	19,726	19,786
Leasehold improvements	2,012	2,004
	32,446	32,585
Less accumulated depreciation and amortization	(21,448)	(23,301)
Net property and equipment	10,998	9,284
Other Assets:
Goodwill	2,723	2,723
Other assets	2,399	2,088
Total other assets	5,122	4,811
Total assets	$52,730	$41,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Cash overdraft	$3,202	$3,202
Accounts payable	12,236	11,467
Payroll and related expenses	5,920	5,527
Accrued expenses	2,340	2,822
Accrued restructuring and other charges	4,922	3,683
Total current liabilities	28,620	26,701
Long-term debt	27,107	22,476
Other liabilities	384	385
Total liabilities	56,111	49,562
Stockholders’ Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,702,819 shares issued and 17,117,819 outstanding at December 31, 2002 and June 30, 2003)	178	178
Additional paid-in capital	30,695	30,764
Accumulated other comprehensive loss	(64)	(150)
Accumulated deficit	(29,393)	(34,301)
	1,416	(3,509)
Less: Treasury stock, at cost (585,000 shares)	(4,797)	(4,797)
Total stockholders’ deficit	(3,381)	(8,306)
Total liabilities and stockholders’ deficit	$52,730	$41,256

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Revenue	$38,403	$33,887	$79,162	$70,732
Cost of services	27,830	26,287	57,166	53,955
Gross profit	10,573	7,600	21,996	16,777
Operating expenses
Selling, general and administrative	10,452	8,751	21,362	17,671
Depreciation and amortization	1,058	924	2,204	1,853
Other charges	1,100	—	1,100	—
Total operating expenses	12,610	9,675	24,666	19,524
Loss from operations	(2,037)	(2,075)	(2,670)	(2,747)
Other expense, net	(928)	(1,178)	(1,739)	(2,160)
Loss before income taxes	(2,965)	(3,253)	(4,409)	(4,907)

Income tax expense (benefit)	(1,275)	1	(2,225)	1

Net loss	$(1,690)	$(3,254)	$(2,184)	$(4,908)

Net loss per share:
Basic and diluted	$(0.10)	$(0.19)	$(0.13)	$(0.29)

Shares used to compute net loss per share:
Basic and diluted	17,117	17,117	17,072	17,117

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net loss	$(1,690)	$(3,254)	$(2,184)	$(4,908)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(18)	51	(11)	86
Other comprehensive income (loss)	(18)	51	(11)	86

Comprehensive loss	$(1,708)	$(3,203)	$(2,195)	$(4,822)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2002	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,184)	$(4,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,204	1,853
Provision for doubtful accounts	57	290
Deferred compensation on restricted shares	97	—
Non-cash interest expense from deferred financing costs	206	293
Non-cash interest expense from accretion of warrants	173	241
Change in assets and liabilities:
Trade accounts receivable	3,240	9,580
Prepaid expenses	11	173
Other receivables	(692)	(584)
Other assets	(1,148)	87
Accounts payable	(521)	(769)
Payroll and related expenses	(787)	(393)
Accrued expenses and other liabilities	1,173	(757)
Net cash provided by operating activities	1,829	5,106

Cash flows from investing activities:
Purchases of property and equipment	(183)	(139)
Net cash used in investing activities	(183)	(139)

Cash flows from financing activities:
Proceeds from long-term debt	118,150	106,935
Payments on long-term debt	(126,501)	(111,806)
Proceeds from issuance of debt and warrants	10,000	—
Cash paid for cancellation of stockholder rights plan	(171)	—
Proceeds from issuance of shares under the employee stock purchase plan	55	—
Cash overdraft	(3,239)	—
Net cash used in financing activities	(1,706)	(4,871)
Effect of exchange rate changes	(14)	(86)

Net (decrease) increase in cash and cash equivalents	(74)	10
Cash and cash equivalents at beginning of period	127	54
Cash and cash equivalents at end of period	$53	$64

Supplemental disclosures of cash flow information:
Cash paid for interest	$784	$574
Cash paid for income taxes	30	3

Cash refunds received for income taxes	1,621	65
Revaluation of warrants	—	69

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

2.                    Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options and warrants which are in-the-money using the treasury stock method.  Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At June 30, 2003 and 2002, potentially dilutive securities consisted of options to purchase 4.0 million and 2.5 million shares of common stock, respectively.  In addition, the Company issued 11.0 million warrants to purchase common stock in connection with its debt refinancing described in note 4.  These warrants are also potentially dilutive securities as of June 30, 2003 and 2002.

3.                    Recently Adopted Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activities,” (“SFAS 146”) which supercedes EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which was effective for exit or disposal activities initiated after December 31, 2002.  SFAS 146 requires that a company record a liability when that liability is incurred and can be measured at fair value.  Incurred is defined as when an event obligates the entity to transfer or use assets.  The recognition of termination benefits to employees will depend on whether additional service is required of the employee.  If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a “minimum retention period”), the fair value of the benefits should be accrued over the time the employee renders the service.  If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees.  The Company has adopted this statement in the year beginning January 1, 2003 and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require that the guarantor make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not have any guarantees and thus the requirements of FIN 45 did not have an impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123.” (“SFAS 148”) This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The Company accounts for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost was recognized by us and provides the disclosures required by SFAS No. 123 and SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. The adoption of this interpretation in 2003 did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issue SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement is primarily effective for contracts and hedging relationships entered into or modified after June 30, 2003, except for those provisions of this Statement that relate to SFAS No. 133.  Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  The Company does not believe that the adoption of SFAS No. 149 will have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company will assess the impact of SFAS No. 150 on the consolidated financial statements in the third quarter of 2003.

4.                    Long-term borrowings

On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital Corporation, a subsidiary of the FleetBoston Financial Corporation.  Additionally, $10.0 million principal amount of Senior Subordinated Convertible Notes was sold to Wynnchurch Capital Partners, L.P., a private equity investor.

The $30.0 million revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable.  The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the bank’s base rate plus 1.00%. As of June 30, 2003, the applicable rate is 5.00%, which represents the bank’s base rate plus 1.00%.

Throughout 2002, the Company and Fleet Capital Corporation executed four amendments to the revolving credit agreement.  These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants.  Both covenants were reset with tangible net worth reestablished at $2,750,000 and the fixed charge covenant reestablished at an allowable shortfall of $650,000 through October 1, 2002 and a ratio of 1:1, thereafter.  In addition, the borrowing limit subject to pledged accounts receivable as collateral was reduced to $28.0 million and certain restrictions were placed on the amount of capital spending in consideration for the waiver of existing financial loan covenants.

In 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The Fifth amendment addressed the fact that the Company had entered into litigation with a major customer, Bluecurrent.  This action eliminated that account from the Company’s borrowing base creating a borrowing overadvance.  The amendment allows for an overadvance of $2,000,000 through December 31, 2003.  In addition, the amendment waived the events of default relative to the fixed charge and tangible net worth covenants that occurred at December 31, 2002.  The net worth covenant was reset at ($1,000,000) and the fixed charge shortfall was set to $1,000,000 through March 31, 2003 and $1,400,000 up through June 30, 2003 and a ratio of 1:1, thereafter.  The Sixth amendment eliminated the requirement that any amounts received as a result of the settlement with Bluecurrent reduce the Wynnchurch Capital Partners, L.P. guarantee as discussed below.  The Seventh amendment waived the events of default as of June 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5,000,000) with the fixed charge covenant reset to an allowable shortfall of $650,000 for the three months ended September 30, 2003, and $950,000 for the six months ended December 31, 2003. The fixed charge covenant will be 1:1, thereafter. In addition, the interest rate was changed effective August 1, 2003 from the bank’s base rate plus 1.00% to the base rate plus 2.00%.  The Seventh Amendment also reduced the maximum revolving credit commitment from $28 million to $23 million.

The Senior Subordinated Convertible Notes bear interest at 15% and are due January 31, 2009. These notes were convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company’s election, one-half of the interest could be deferred during the first four years, subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to purchase shares of the Company’s common stock at $0.55 per share. An additional 1,000,000 warrants to purchase its common stock at $0.73 per share were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met.  As of December 31, 2002, the Company did not meet the specific performance measures related to the 1,000,000 contingent warrants and these warrants did not expire.

Throughout 2002, the Company and Wynnchurch Capital Partners, L.P. executed four amendments to the securities purchase agreement. These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants.  Both covenants were reset with tangible net worth reestablished at $2,612,500 and the fixed charge covenant reestablished at an allowable shortfall of $650,000 through October 1, 2002 and a ratio of .95:1, thereafter.  In addition, the Company and Wynnchurch Capital, L.P. agreed to defer all quarterly cash interest payments until the Company satisfied the covenants with the senior lender, Fleet Capital Corporation.

In 2003, in connection with the amendments to the Company’s credit agreement with Fleet Capital Corporation, the Company’s senior lender, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2,000,000 through December 31, 2003, reduced by any payments received from Bluecurrent.  In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock.  The exercise price of all outstanding warrants was reduced to $0.26 per share.  Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company’s draw and having terms equal to the outstanding 15% Senior Convertible Notes and provide for a $250,000 fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guaranty.  The $250,000 fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes.  As of June 30, 2003, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent’s initial payment of $850,000 did not reduce the $2,000,000 guarantee. However, all subsequent payments will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $125,000 payable as interest and added to the outstanding balance of the notes.  Under the Sixth Amendment to the securities purchase agreement Wynnchurch waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants.  Additionally the covenants were reset for the remainder of 2003 as follows; the tangible networth covenant was reset to ($5,250,000) with the fixed charge covenant reset to an allowable shortfall of $700,000 for the three months ended September 30, 2003 and $1,000,000 for the six months ended December 31, 2003.  The fixed charge covenant will be 0.95:1 thereafter.  In addition, the interest rate on the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum.

Due to the change in the underlying terms of the Convertible Notes and Warrants, the original valuation of the warrants was reassessed during the second quarter of 2003.  The fair value ascribed to these warrants was determined to be approximately $2.3 million prior to the price change and $2.4 million subsequent to the price change.  This change in value ascribed to the price change of approximately $69,000 will be amortized over the seven-month life of the guarantee as a non-cash interest charge.  The valuation of the warrants was determined based on advice from a third-party valuation specialist who utilized a valuation model with the following inputs: measurement date of April 14, 2003; fair value of $0.23; exercise price of $0.55 prior to the price change ($0.73 for contingent warrants) and $0.26 subsequent to the price change; contractual term of 10 years from the original issue date; dividend rate of zero; volatility rate of 123.5%; and risk-free interest rate of 3.76%.  A non-cash interest charge of approximately $173,000 and $241,000 was recorded for the six months ended June 30, 2002 and 2003, respectively, related to the original valuation of the warrants in January, 2002, plus the amortization of the guarantee value.

The Company concluded that the change in conversion price of the convertible notes did not meet the criteria of an extinguishment of debt per EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as the change in present value of the cash flows did not exceed 10%.

At June 30, 2003, the Company has long-term debt of $22.5 million.  This is comprised of $12.7 million in Senior Secured Revolving Credit with Fleet Capital Corporation and $9.8 million of long-term debt related to the Securities Purchase Agreement with Wynnchurch Capital Partners, L.P.

At June 30, 2003, the total contractual obligation to Wynnchurch Capital Partners, L.P. is $12.3 million.  This is comprised of $10.0 million in original principal and $2.3 million in accrued interest.  $6.9 million of the principal was originally classified as long-term debt while the remaining $3.1 million was classified as equity, representing the value assigned to the warrants.  The $9.8 million of this obligation recorded as long-term debt is comprised of the following:

(in thousands)

Original principal	$6,865
Accrued interest	2,326
Accretion of warrants	634
Total long-term debt	$9,825

As of June 30, 2003, the Company has two irrevocable standby letters of credit for $1,625,000, which expire on December 31, 2003.

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

Restructuring charge
Real estate costs	$4.4
Severance	0.6
Other charges	1.1

$6.1

The primary activity in the restructuring reserve can be summarized as follows:

	Total Initial Reserve	2002 Cash Payments	Balance at December 31, 2002	2003 Cash Payments	Balance at June 30, 2003

Real estate costs	$4,328	$(569)	$3,759	$(952)	$2,807
Severance	627	(362)	265	(200)	65
Other charges	1,100	(202)	898	(87)	811

Total restructuring reserve	$6,055	$(1,133)	$4,922	$(1,239)	$3,683

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

The $0.6 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The remaining severance balance at June 30, 2003 relates to employees with employment agreements. This amount will be paid out through September 2003.

The $1.1 million other charges related to the severance pay associated with the departure of the Company’s former Chief Executive Officer.  The remaining balance at June 30, 2003 is required to be paid in full by July 2004.

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

The following data reflect the pro forma effects of the stock-based compensation cost for the Company’s stock option transactions in accordance with SFAS No. 123 and SFAS No. 148:

	Three Months Ended June 30, 2003		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands, except per share data)		(in thousands, except per share data)

Net loss, as reported	$(1,690)	$(3,254)	$(2,184)	$(4,908)
Pro forma compensation expense	(707)	(210)	(1,411)	(421)

Pro forma net loss	$(2,397)	$(3,464)	$(3,595)	$(5,329)
Diluted loss per share:
As reported	$(0.10)	$(0.19)	$(0.13)	$(0.29)
Pro forma	(0.14)	(0.20)	(0.21)	(0.31)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the six months ended June 30, 2002 and 2003, respectively: risk-free interest rates of 4.2% and 3.6%; expected lives of 6 and 9 years; expected volatility of 131% and 147%; and no dividends expected to be paid.

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

Second Quarter Fiscal 2003 Compared to Second Quarter Fiscal 2002

Revenue. Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions.  Revenue decreased $4.5 million or 11.8% from $38.4 million in the second quarter of 2002 to $33.9 million in the second quarter of 2003.  ARC Technology Management Solutions revenue decreased by $1.0 million or 5.7% from $17.9 million in the second quarter of 2002 to $16.9 million in the second quarter of 2003.  The decline in Technology Management Solutions revenue was driven by a $0.6 million write-off attributable to the settlement of the Bluecurrent litigation as discussed in Part II-Item 1. “Legal Proceedings.”  Increases in the Company’s Technology Deployment Services were offset by decreases in Managed Services and Field Services offerings. The Company’s traditional Staffing Management Solutions revenue decreased by $3.5 million or 17.1% from $20.4 million in the second quarter of 2002 to $16.9 million in the second quarter of 2003 primarily from the continued slowdown in IT spending experienced industry-wide.

Gross profit. Gross profit decreased by $3.0 million or 28.1% from $10.6 million in the second quarter of 2002 to $7.6 million in the second quarter of 2003.  As a percentage of revenue, gross profit decreased from 27.5% in the second quarter of 2002 to 22.4% in the second quarter of 2003 due to the very competitive IT staffing environment, which is causing some margin pressures in all service offerings.

Operating expenses.  Operating expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $1.8 million or 15.9% from $11.5 million in the second quarter of 2002 to $9.7 million in the second quarter of 2003.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount. As a percentage of revenue, operating expenses decreased from 30.2% in the second quarter of 2002 to 28.6% in the second quarter of 2003.

Other charges.  During the second quarter of 2002 the Company recorded a charge of $1.1 million which represents the severance pay associated with the departure of the Company’s former Chief Executive Officer.  There was no similar charge in the second quarter of 2003.

Other expense, net.  Other expense, net, consists primarily of interest expense on the Company’s outstanding debt. Other expense, net, is $1.2 million in 2003 up from $0.9 million in the second quarter of 2002 due to interest due to the IRS as a result of an IRS audit covering the years 1996 through 2001.

Income tax expense (benefit). During the second quarter of 2002, the Company recorded a tax benefit of $1.3 million.  There was no similar benefit recorded during the second quarter of 2003.

First Six Months Fiscal 2003 Compared to First Six Months Fiscal 2002

Revenue. Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions.  Total revenue decreased $8.4 million or 10.7% from $79.2 million in the six months of 2002 to $70.7 million in the six months of 2003.  Technology Management Solutions revenue increased by $0.3 million or 0.9% from $36.1 million in the six months of 2002 to $36.4 million in the six months of 2003.  The increase in Technology Management Solutions revenue was impacted by a $0.6 million write-off attributable to the settlement of the Bluecurrent litigation as discussed in Part II-Item 1. “Legal Proceedings.”  Increases in the Company’s Technology Deployment Services and Lifecycle Solutions Services were offset by decreases in its Managed Services and Field Services offerings.  The Company’s traditional Staffing Management Solutions revenue decreased by $8.7 million or 20.3% from $43.0 million in the six months of 2002 to $34.3 million in the six months of 2003 primarily from the continued slowdown in IT spending experienced industry-wide.

Gross profit. Gross profit decreased by $5.2 million or 23.7% from $22.0 million in the six months of 2002 to $16.8 million in the six months of 2003.  As a percentage of revenue, gross profit decreased from 27.8% in the six months of 2002 to 23.7% in the six months of 2003 due to the very competitive IT staffing environment, which is causing some margin pressures in all service offerings.

Operating expenses.  Operating expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $4.0 million or 17.2% from $23.6 million in the six months of 2002 to $19.5 million in the six months of 2003.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount. As a percentage of revenue, operating expenses decreased from 29.8% in the six months of 2002 to 27.6% in the six months of 2003.

Other charges.  During the second quarter of 2002 the Company recorded a charge of $1.1 million which represents the severance pay associated with the departure of the Company’s former Chief Executive Officer.  There was no similar charge in the second quarter of 2003.

Other expense, net.  Other expense, net, consists primarily of interest expense on the Company’s outstanding debt. Other expense, net, increased by $0.5 million or 24.2% from $1.7 million in the six months of 2002 to $2.2 million in the six months of 2003. The increase in other expense, net, is primarily the result of interest due to the IRS as a result of an IRS audit covering the years 1996 through 2001.

Income tax expense (benefit). Income tax benefit for the six months of 2002 was $2.2 million.  During the first quarter of 2002, the Company recorded a tax benefit of $1.0 million related to a refund obtained due to a change in income tax law.  During the second quarter of 2002, the Company recorded a tax benefit of $1.2 million related to the 2002 operating loss.  There was no similar benefit recorded during the six months of 2003. operating loss carryforward period.

Liquidity and Capital Resources

Current assets exceed current liabilities by $0.5 million at June 30, 2003.  Net cash provided by operations was $5.0 million in the first six months of 2003.  Net cash provided by operations was principally the result of a decrease in accounts receivable of approximately $9.6 million offset by decreases in long-term debt of $4.6 million, accrued expenses and other liabilities of $0.8 million, and accounts payable of $0.8 million.  The significant decrease in accounts receivable was due to a payment agent agreement entered into with IBM Credit, LLC in the first quarter of 2003.  This agreement provides for an expedited receipt of outstanding IBM receivables from 45 days to 15 days in exchange for a discount of 0.76%.

Capital spending was approximately $0.1 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively. The Company does not anticipate that its capital spending going forward will be significantly greater than $1.0 million to $2.0 million per annum.

On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital Corporation, a subsidiary of the FleetBoston Financial Corporation.  Additionally, $10.0 million principal amount of Senior Subordinated Convertible Notes was sold to Wynnchurch Capital Partners, L.P., a private equity investor.

The $30.0 million revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable.  The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the bank’s base rate plus 1.00%. As of June 30, 2003, the applicable rate is 5.00%, which represents the bank’s base rate plus 1.00%.

Throughout 2002, the Company and Fleet Capital Corporation executed four amendments to the revolving credit agreement.  These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants.  Both covenants were reset with tangible net worth reestablished at $2,750,000 and the fixed charge covenant reestablished at an allowable shortfall of $650,000 through October 1, 2002 and a ratio of 1:1, thereafter.  In addition, the borrowing limit subject to pledged accounts receivable as collateral was reduced to $28.0 million and certain restrictions were placed on the amount of capital spending in consideration for the waiver of existing financial loan covenants.

In 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The Fifth amendment addressed the fact that the Company had entered into litigation with a major customer, Bluecurrent.  This action eliminated that account from the Company’s borrowing base creating a borrowing overadvance.  The amendment allows for an overadvance of $2,000,000 through December 31, 2003.  In addition, the amendment waived the events of default relative to the fixed charge and tangible net worth covenants that occurred at December 31, 2002.  The net worth covenant was reset at ($1,000,000) and the fixed charge shortfall was set to $1,000,000 through March 31, 2003 and $1,400,000 up through June 30, 2003 and a ratio of 1:1, thereafter.  The Sixth amendment eliminated the requirement that any amounts received as a result of the settlement with Bluecurrent reduce the Wynnchurch Capital Partners, L.P. guarantee as discussed below.  The Seventh amendment waived the events of default as of June 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5,000,000) with the fixed charge covenant reset to an allowable shortfall of $650,000 for the three months ended September 30,2003, and $950,000 for the six months ended December 31, 2003. The fixed charge covenant will be 1:1, thereafter. In addition, the interest rate was changed effective August 1, 2003 from the bank’s base rate plus 1.00% to the base rate plus 2.00%.  The Seventh Amendment also reduced the maximum revolving credit commitment from $28 million to $23 million.

The Senior Subordinated Convertible Notes bear interest at 15% and are due January 31, 2009. These notes were convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company’s election, one-half of the interest could be deferred during the first four years, subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10,000,000 warrants to purchase shares of the Company’s common stock at $0.55 per share. An additional 1,000,000 warrants to purchase its common stock at $0.73 per share were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met.  As of December 31, 2002, the Company did not meet the specific performance measures related to the 1,000,000 contingent warrants and these warrants did not expire.

Throughout 2002, the Company and Wynnchurch Capital Partners, L.P. executed four amendments to the securities purchase agreement. These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants.  Both covenants were reset with tangible net worth reestablished at $2,612,500 and the fixed charge covenant reestablished at an allowable shortfall of $650,000 through October 1, 2002 and a ratio of .95:1, thereafter.  In addition, the Company and Wynnchurch Capital, L.P. agreed to defer all quarterly cash interest payments until the Company satisfied the covenants with the senior lender, Fleet Capital Corporation.

In 2003, in connection with the amendments to the Company’s credit agreement with Fleet Capital Corporation, the Company’s senior lender, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2,000,000 through December 31, 2003, reduced by any payments received from Bluecurrent.  In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock.  The exercise price of all outstanding warrants was reduced to $0.26 per share.  Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company’s draw and having terms equal to the outstanding 15% Senior Convertible Notes and provide for a $250,000 fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guaranty.  The $250,000 fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes.  As of June 30, 2003, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent’s initial payment of $850,000 did not reduce the $2,000,000 guarantee. However, all subsequent payments will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $125,000 payable as interest and added to the outstanding balance of the notes.  Under the Sixth Amendment to the securities purchase agreement Wynnchurch waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants.  Additionally the covenants were reset for the remainder of 2003 as follows; the tangible networth covenant was reset to ($5,250,000) with the fixed charge covenant reset to an allowable shortfall of $700,000 for the three months ended September 30, 2003 and $1,000,000 for the six months ended December 31, 2003.  The fixed charge covenant will be 0.95:1 thereafter.  In addition, the interest rate on the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum.

Due to the change in the underlying terms of the Convertible Notes and Warrants, the original valuation of the warrants was reassessed during the second quarter of 2003.  The fair value ascribed to these warrants was determined to be approximately $2.3 million prior to the price change and $2.4 million subsequent to the price change.  This change in value ascribed to the price change of approximately $69,000 will be amortized over the seven-month life of the guarantee as a non-cash interest charge.  The valuation of the warrants was determined based on advice from a third-party valuation specialist who utilized a valuation model with the following inputs: measurement date of April 14, 2003; fair value of $0.23; exercise price of $0.55 prior to the price change ($0.73 for contingent warrants) and $0.26 subsequent to the price change; contractual term of 10 years from the original issue date; dividend rate of zero; volatility rate of 123.5%; and risk-free interest rate of 3.76%.  A non-cash interest charge of approximately $173,000 and $241,000 was recorded for the six months ended June 30, 2002 and 2003, respectively, related to the original valuation of the warrants in January, 2002, plus the amortization of the guarantee value.

The Company concluded that the change in conversion price of the convertible notes did not meet the criteria of an extinguishment of debt per EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as the change in present value of the cash flows did not exceed 10%.

The Company believes its cash balances, funds from operations, funds from the Bluecurrent Settlement as discussed in Part II-Item 1 “Legal Proceedings”, together with funds available under its credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.  However, general economic and industry conditions could impact the Company’s ability to meet anticipated cash requirements.  Since the existing credit facility is secured by the assets of the Company, principally consisting of accounts receivable, these uncertainties may directly impact the availability of this credit facility.  Additionally, the Company’s ability to successfully meet debt covenants in future periods is a risk factor.

The following summarizes the Company’s contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash in the future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Senior Secured Revolving Credit	$12,651	$—	$12,651	$—	$—
Securities Purchase Agreement	12,326	—	—	—	12,326
Non-cancelable operating leases	12,825	3,895	4,885	2,494	1,551

Total contractual cash obligations	$37,802	$3,895	$17,536	$2,494	$13,877

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

Goodwill Impairment

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This Statement dictates that goodwill and intangible assets with indefinite useful lives should be tested and written down for impairment at least annually, instead of being amortized on an ongoing basis.  The Company has terminated its policy of amortizing goodwill on a monthly basis and performs an annual analysis of goodwill impairment, using the discounted future cash flows methodology.  Since the Company wrote off the significant majority of its goodwill balance in 2000 due to impairment, the adoption of this standard has not had an impact on its financial statements.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At June 30, 2003, the Company had $12.7 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest paid by $0.1 million.

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

Item 4. – Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

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

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Reference is made to “Item 3. Legal Proceedings.” in the Company’s Form 10-K and Annual Report for the year ended December 31, 2002.

On May 29, 2003, Bluecurrent and the Company entered into an agreement providing for the settlement of the Illinois lawsuit and Texas lawsuit.  Pursuant to the settlement agreement, each of the Company and Bluecurrent released the other party from its obligations under the Master Service Agreement and from all claims under the respective lawsuits.  In connection with the releases, Bluecurrent agreed to pay the Company an aggregate amount of $5.3 million.  Such amount was reduced by a credit of $1.5 million issued by the Company to Bluecurrent with respect to outstanding invoices.  On the settlement date, Bluecurrent paid the Company $850,000 which was applied to the aggregate cash settlement balance of $3.8 million.  The remaining settlement balance is payable in weekly installments of $100,000.

In addition to the credit issued by the Company, the Company has agreed not to develop its own integrated technically-enabled deployment tool for a period of fifteen months nor will it perform any work using such tool for a specified group of customers identified in the settlement agreement.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)             The annual meeting of stockholders of Alternative Resources Corporation was held on June 12, 2003.

(b)            The individuals specified in (c) below were elected as directors at the meeting and the terms of office of JoAnne Brandes, Frank Hayes, Richard J. Renaud, John A. Hatherly, Syd N. Heaton and Steven Purcell as directors continued after the meeting.

(c)             Set forth below is the tabulation of the votes with respect to the election of Michael J. Hering, Robert Stanojev, and George Watts as Class III Directors.

Director	For	Withhold Authority

Michael J. Hering	14,204,521	142,422
Robert Stanojev	14,088,576	258,366
George Watts	13,380,467	966,475

Item 6. - Exhibits and Reports on Form 8-K

(a)                      The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Sixth Amendment to credit and security agreement dated July 15, 2003.

4.2	First Amendment to the Guaranty Agreement dated July 15, 2003.

4.3	Seventh Amendment to credit and security agreement dated August 14, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                     Form 8-K was filed on April 15, 2003 reporting under Item 7. “Financial Statements and Exhibits” and Item 9. “Results of Operations and Financial Condition”, the press release and transcript of the teleconference call held on April 10, 2003 discussing the Company’s December 31, 2002 operating results.

Form 8-K was filed on May 14, 2003 reporting under Item 7. “Financial Statements and Exhibits” and Item 9. “Results of Operations and Financial Condition”, the press release and transcript of the teleconference call held on May 8, 2003 discussing the Company’s March 31, 2003 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: August 14, 2003	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary