Form 10-Q
period 2003-09-30
ALTERNATIVE RESOURCES CORP
filed 2003-11-14
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

17,117,819 shares of the registrant’s common stock were outstanding as of November 7, 2003.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54	$81
Trade accounts receivable, net of allowance for doubtful accounts	34,497	22,693
Prepaid expenses	1,787	1,204
Income taxes receivable	94	1,412
Other receivables	178	43
Total current assets	36,610	25,433
Property and Equipment:
Office equipment	8,319	8,411
Furniture and fixtures	2,389	2,388
Software	19,726	19,787
Leasehold improvements	2,012	1,999
	32,446	32,585
Less accumulated depreciation and amortization	(21,448)	(24,163)
Net property and equipment	10,998	8,422
Other Assets:
Goodwill	2,723	2,723
Other assets	2,399	987
Total other assets	5,122	3,710
Total assets	$52,730	$37,565

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Cash overdraft	$3,202	$2,874
Accounts payable	12,236	11,474
Payroll and related expenses	5,920	5,468
Accrued expenses	2,340	2,555
Accrued restructuring and other charges	4,922	3,226
Total current liabilities	28,620	25,597
Long-term debt	27,107	25,854
Other liabilities	384	442
Total liabilities	56,111	51,893
Stockholders’ Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,702,819 shares issued and 17,117,819 outstanding at December 31, 2002 and September 30, 2003)	178	178
Additional paid-in capital	30,695	30,764
Accumulated other comprehensive loss	(64)	(148)
Accumulated deficit	(29,393)	(40,325)
	1,416	(9,531)
Less: Treasury stock, at cost (585,000 shares)	(4,797)	(4,797)
Total stockholders’ deficit	(3,381)	(14,328)
Total liabilities and stockholders’ deficit	$52,730	$37,565

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Revenue	$40,379	$34,374	$119,541	$105,107
Cost of services	29,388	26,662	86,554	80,617
Gross profit	10,991	7,712	32,987	24,490
Operating expenses
Selling, general and administrative	10,542	8,356	31,904	26,028
Depreciation and amortization	997	862	3,201	2,715
Other charges (recoveries)	4,650	(60)	5,750	(60)
Debt extinguishment and origination fees	—	4,463	—	4,463
Total operating expenses	16,189	13,621	40,855	33,146
Loss from operations	(5,198)	(5,909)	(7,868)	(8,656)
Other expense, net	(959)	(934)	(2,698)	(3,094)
Loss before income taxes	(6,157)	(6,843)	(10,566)	(11,750)
Income tax benefit	(988)	(819)	(3,213)	(818)

Net loss	$(5,169)	$(6,024)	$(7,353)	$(10,932)
Net loss per share:
Basic and diluted	$(0.30)	$(0.35)	$(0.43)	$(0.64)

Shares used to compute net loss per share:
Basic and diluted	17,118	17,118	17,087	17,118

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net loss	$(5,169)	$(6,024)	$(7,353)	$(10,932)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	7	(2)	(4)	84
Other comprehensive income (loss)	7	(2)	(4)	84

Comprehensive loss	$(5,162)	$(6,026)	$(7,357)	$(10,848)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2002	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,353)	$(10,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,201	2,715
Provision for doubtful accounts	109	333
Deferred compensation on restricted shares	97	—
Non-cash interest expense from deferred financing costs	379	453
Non-cash interest expense from accretion of warrants	286	267
Debt extinguishment and origination fees	—	4,463
Change in assets and liabilities:
Trade accounts receivable	2,060	11,471
Prepaid expenses	536	583
Income taxes receivable	(1,538)	(1,318)
Other receivables	(28)	135
Other assets	(1,227)	106
Accounts payable	(1,714)	(762)
Payroll and related expenses	(1,117)	(452)
Accrued expenses and other liabilities	5,903	(1,423)
Net cash provided by (used in) operating activities	(406)	5,639

Cash flows from investing activities:
Purchases of property and equipment	(370)	(139)
Net cash used in investing activities	(370)	(139)

Cash flows from financing activities:
Proceeds from long-term debt	174,022	158,603
Payments on long-term debt	(181,132)	(163,664)
Proceeds from issuance of debt and warrants	10,000	—
Cash paid for cancellation of stockholder rights plan	(171)	—
Proceeds from issuance of shares under the employee stock purchase plan	55	—
Cash overdraft	(2,110)	(328)
Net cash provided by (used in) financing activities	664	(5,389)
Effect of exchange rate changes	(8)	(84)

Net increase (decrease) in cash and cash equivalents	(120)	27
Cash and cash equivalents at beginning of period	127	54
Cash and cash equivalents at end of period	$7	$81

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,086	$814
Cash paid for income taxes	30	3
Cash refunds received for income taxes	1,675	65

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

The following data reflect the pro forma effects of the stock-based compensation cost for the Company’s stock option transactions in accordance with SFAS No. 123 and SFAS No. 148:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands, except per share data)		(in thousands, except per share data)

Net loss, as reported	$(5,169)	$(6,024)	$(7,353)	$(10,932)

Pro forma compensation expense	(735)	(217)	(2,146)	(638)

Pro forma net loss	$(5,904)	$(6,241)	$(9,499)	$(11,570)

Diluted loss per share:
As reported	$(0.30)	$(0.35)	$(0.43)	$(0.64)
Pro forma	(0.34)	(0.36)	(0.56)	(0.68)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the nine months ended September 30, 2002 and 2003, respectively: risk-free interest rates of 3.5% and 4.3%; expected lives of 7 and 9 years; expected volatility of 126% and 155%; and no dividends expected to be paid.

3.             Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options and warrants which are in-the-money using the treasury stock method.    Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At September 30, 2003 and 2002, potentially dilutive securities consisted of options to purchase 4.2 million and 2.8 million shares of common stock, respectively.  In addition, the Company issued 11.0 million warrants to purchase common stock in connection with its debt refinancing described in note 5.  These warrants are also potentially dilutive securities as of September 30, 2003 and 2002.

4.             Recently Adopted Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activities,” (“SFAS 146”) which supercedes EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

(Including Certain Costs Incurred in a Restructuring),” which was effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at fair value.  Incurred is defined as when an event obligates the entity to transfer or use assets.  The recognition of termination benefits to employees will depend on whether additional service is required of the employee.  If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a “minimum retention period”), the fair value of the benefits should be accrued over the time the employee renders the service.  If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees.  The Company has adopted this statement in the year beginning January 1, 2003 and followed this guidance in the third quarter 2003 restructuring charge.  This statement did not  have a material effect on the Company’s consolidated financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure–an Amendment of FASB Statement No. 123.” (“SFAS 148”) This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The Company accounts for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost was recognized and provides the disclosures required by SFAS No. 123 and SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. In October 2003, the FASB issued a staff position deferring the effective date of the interpretation for all public entities until the first interim or annual period ending after December 31, 2003.  The Company does not believe that the adoption of this interpretation will have a material effect on the consolidated financial statements or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for certain provisions related to mandatorily redeemable financial instruments, which have been deferred. The Company does not believe that adoption of the remaining provisions of SFAS No. 150 will have a material effect on the consolidated financial statements or results of operations.

5.             Long-term borrowings

On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital Corporation, a subsidiary of the FleetBoston Financial Corporation.  Additionally, $10.0 million principal amount of Senior Subordinated Convertible Notes was sold to Wynnchurch Capital Partners, L.P., a private equity investor.

The $30.0 million revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable.  The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the bank’s base rate plus 2.00%.

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

In 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The Fifth amendment addressed the fact that the Company had entered into litigation with a major customer, Bluecurrent.  This action eliminated that account from the Company’s borrowing base creating a borrowing overadvance.  The amendment allows for an overadvance of $2,000,000 through December 31, 2003.  In addition, the amendment waived the events of default relative to the fixed charge and tangible net worth covenants that occurred at December 31, 2002.  The tangible net worth covenant was reset at ($1,000,000) and the fixed charge shortfall was set to $1,000,000 through March 31, 2003 and $1,400,000 up through June 30, 2003 and a ratio of 1:1, thereafter.  The Sixth amendment eliminated the requirement that any amounts received as a result of the settlement with Bluecurrent reduce the Wynnchurch Capital Partners, L.P. guarantee as discussed below.  The Seventh amendment waived the events of default as of June 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5,000,000) with the fixed charge covenant reset to an allowable shortfall of $650,000 for the three months ended September 30, 2003, and $950,000 for the six months ended December 31, 2003. The fixed charge covenant will be 1:1, thereafter. In addition, the interest rate was changed effective August 1, 2003 from the bank’s base rate plus 1.00% to the base rate plus 2.00%. As of September 30, 2003, the applicable rate is 6.00%, which represents the bank’s base rate plus 2.00%.  The Seventh Amendment also reduced the maximum revolving credit commitment from $28.0 million to $23.0 million.  The Eighth Amendment waived the events of default as of September 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for future periods as follows: the tangible net worth covenant was reset to ($8,500,000) for the quarter ending December 31, 2003 and each quarter thereafter.  The fixed charge covenant was reset to an allowable shortfall of $1,000,000 for the three months ending December 31, 2003, $1,801,000 for the six months ending March 31, 2004, and $1,867,000 for the nine months ending June 30, 2004.  The fixed charge covenant will be 1:1, thereafter.  Capital expenditures will also be limited to $50,000 per quarter commencing with the quarter ending December 31, 2003.

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

In 2003, in connection with an amendment to the Company’s credit agreement with Fleet Capital Corporation, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2,000,000 through December 31, 2003, reduced by any payments received from Bluecurrent.  In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock.  The exercise price of all outstanding warrants was reduced to $0.26 per share.  Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company’s draw and having terms equal to the outstanding 15% Senior Convertible Notes, and provided for a $250,000 fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guarantee.  The $250,000 fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes.  As of September 30, 2003, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent’s initial payment of $850,000 did not reduce the $2,000,000 guarantee. However, all subsequent payments from Bluecurrent will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $125,000 payable as interest and added to the principal amount of the notes.  Under the Sixth Amendment to the securities purchase agreements with  Wynnchurch Capital Partners, L.P. waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for the remainder of 2003 as follows;  the tangible net worth covenant was reset to ($5,250,000) with the fixed charge covenant reset to an allowable shortfall of $700,000 for the three months ended September 30, 2003 and $1,000,000 for the six months ending December 31, 2003.  The fixed charge covenant will be 0.95:1 thereafter.  In addition, the interest rate of the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum.  In September 2003, Wynnchurch Capital Partners L.P. agreed to maintain its $2,000,000 guarantee and not to reduce such guarantee by any payments received from Bluecurrent.  In consideration for maintaining the guarantee, the Company agreed to pay Wynnchurch Capital Partners, L.P. $300,000 payable as additional interest and added to the principal amount.  The Company also executed a Seventh amendment to the securities purchase agreement that waived the events of default that occurred as of September 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for future periods as follows:  the tangible net worth covenant was reset to ($8,925,000) for the quarter ending December 31, 2003 and each quarter thereafter.  The fixed charge covenant was reset to an allowable shortfall of $1,050,000 for the three months ending December 31, 2003, $1,851,000 for the six months ending March 31, 2004 and $1,917,000 for the nine months ending June 30, 2004.  The fixed charge covenant will be .95:1 thereafter.  Capital expenditures will also be limited to $52,500 per quarter commencing with the quarter ending December 31, 2003.  In consideration for this waiver and for continuing to maintain the $2,000,000 guarantee, Wynnchurch Capital Partners, L.P. will receive a monthly fee of $30,000 for each month such guarantee is in effect.  This fee will be payable as additional interest and added to the principal amount.

Due to the change in the underlying terms of the Convertible Notes and Warrants, the original valuation of the warrants was reassessed during the second quarter of 2003.  The fair value ascribed to these warrants was determined to be approximately $2.3 million prior to the price change and $2.4 million subsequent to the price change.  This change in value ascribed to the price change of approximately $69,000 is being amortized over the seven-month life of the guarantee as a non-cash interest charge.  The valuation of the warrants was determined based on advice from a third-party valuation specialist.  A non-cash interest charge of approximately $286,000 and $267,000 was recorded for the nine months ended September 30, 2002 and 2003, respectively, related to the original valuation of the warrants in January, 2002, plus the amortization of the guarantee value.

During the third quarter of 2003, the Company concluded that the change in interest rate combined with the change in conversion price of the convertible notes in the second quarter of 2003 met the criteria of an extinguishment of debt per EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as the change in the present value of the notes exceeded the present value prior to the modifications by more than 10%.  The debt extinguishment and origination fees expense represents a non-cash adjustment and has no impact on the amount of debt ultimately owed to Wynnchurch Capital Partners, L.P. The valuation of the notes was determined based on advice from a third-party valuation specialist who utilized a valuation model with the following inputs:  measurement date of July 1, 2003; fair value of $0.31; conversion price of $1.50; contractual term of 5.5 years; dividend rate of zero; volatility rate of 160.0%; and risk-free interest rate of 2.56%.  Based on the results, the fair value of the notes was determined to be $13.2 million versus the carrying value of $9.7 million.  As such, a $3.5 million charge was recognized for the extinguishment of debt to recognize the fair value of the notes in the financial statements.  Additionally, origination fees of $0.9 million related to these notes and $0.1 million related to the revolving credit commitment were written off due to the modifications.

At September 30, 2003, the Company has long-term debt of $25.9 million.  This is comprised of $12.0 million in Senior Secured Revolving Credit with Fleet Capital Corporation and $13.9 million of long-term debt related to the Senior Subordinated Convertible Notes with Wynnchurch Capital Partners, L.P.  The $13.9 million represents the July 1, 2003 fair value of $13.2 million plus subsequent accrued interest.

At September 30, 2003, the total contractual obligation to Wynnchurch Capital Partners, L.P. is $12.7 million due in January, 2009.  This is comprised of $10.0 million in original principal and $2.7 million in accrued interest.

As of September 30, 2003, the Company has two irrevocable standby letters of credit for $1,625,000, which expire on December 31, 2003.

6.             Restructuring and Other Charges – 2003

During the third quarter of 2003, the Company incurred a $0.5 million restructuring charge representing severance costs associated with the restructuring of the Company’s sales, delivery and corporate staff.  A total of 33 positions were eliminated, comprised of 11 in sales, 9 in delivery and 13 in corporate staff positions.

The primary components of the restructuring charge can be summarized as follows:

(in thousands)	Total Initial Reserve	2003 Cash Payments	Balance at September 30, 2003
Severance	$545	$(31)	$514

The remaining severance balance at September 30, 2003 will be paid primarily during the fourth quarter of 2003 with the exception of one employee.  Included in this charge is the severance of an executive employee that will be paid out in accordance with an employment agreement through August 2005.

7.             Restructuring and Other Charges – 2002

The Company recorded restructuring and other charges in the aggregate amount of $6.1 million during 2002. During the second quarter of 2002, the Company recorded a charge of $1.1 million representing the severance pay associated with the departure of the Company’s former Chief Executive Officer. During the third quarter of 2002, the Company recorded a $4.7 million restructuring charge due to excess office space and the restructuring of the service delivery function. An additional $0.3 million restructuring charge was recorded in the fourth quarter, which was also due to the restructuring of the service delivery function. The primary components of the restructuring and other charges can be summarized as follows (in millions):

Restructuring charge
Real estate costs	$4.4
Severance	0.6
Other charges	1.1

$6.1

The primary activity in the restructuring reserve can be summarized as follows:

(in thousands)	Total Initial Reserve	2002 Cash Payments	Balance at December 31, 2002	2003 Cash Payments	Adjustment to reserve	Balance at September 30, 2003

Real estate costs	$4,328	$(569)	$3,759	$(1,318)	$(605)	$1,836
Severance	627	(362)	265	(200)	—	65
Other charges	1,100	(202)	898	(87)	—	811

Total restructuring reserve	$6,055	$(1,133)	$4,922	$(1,605)	$(605)	$2,712

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

During the third quarter of 2003, the Company revisited its 2002 restructuring accrual assumptions.  Based on this review, the Company determined the initial reserve was overstated by $0.6 million due to various real estate cost assumptions made versus actual activity.  The majority of this adjustment relates to the successful early termination negotiated on the lease of the Company’s previous headquarters.

The $0.6 million severance charge related to headcount reductions associated with centralizing the service delivery organization. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The remaining severance balance at September 30, 2003 relates to an employee with an employment agreement. It is anticipated that this amount will be paid out through December 2003.

The $1.1 million other charges related to the severance pay associated with the departure of the Company’s former Chief Executive Officer.  The remaining balance at September 30, 2003 is required to be paid in full by July 2004.

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

Third Quarter Fiscal 2003 Compared to Third Quarter Fiscal 2002

Revenue. Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions.  Revenue decreased $6.0 million or 14.9% from $40.4 million in the third quarter of 2002 to $34.4 million in the third quarter of 2003.  ARC Technology Management Solutions revenue decreased by $5.6 million or 25.4% from $22.2 million in the third quarter of 2002 to $16.6 million in the third quarter of 2003.  The decline in Technology Management Solutions revenue was driven by declines in the Technology Deployments and Field Service offerings. The decline in the Technology Deployments revenue is attributable to the loss of a major customer.  The Company’s traditional Staffing Management Solutions revenue decreased by $0.4 million or 2.0% from $18.2 million in the third quarter of 2002 to $17.8 million in the third quarter of 2003.

Gross profit. Gross profit decreased by $3.3 million or 29.8% from $11.0 million in the third quarter of 2002 to $7.7 million in the third quarter of 2003.  As a percentage of revenue, gross profit decreased from 27.2% in the third quarter of 2002 to 22.4% in the third quarter of 2003.  The most significant factor in the margin percent decline was the decrease in margins in the Technology Management Solutions business.  The Company experienced margin declines in its Managed Services, Field Services, and Technology Deployment service offerings.  The Company also experienced some margin pressures in its Staffing Management Solutions business.

Operating expenses.  Operating expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $2.3 million or 20.1% from $11.5 million in the third quarter of 2002 to $9.2 million in the third quarter of 2003.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount. As a percentage of revenue, operating expenses decreased from 28.6% in the third quarter of 2002 to 26.8% in the third quarter of 2003.

Other charges. During the third quarter of 2002, the Company decided to restructure its service delivery function by eliminating the client support organization.  This organization was primarily responsible for facilitating the administrative tasks associated with the Company’s billable consulting staff as well as being the liaison between the technical consultants and the Company.  The Company recorded a $4.7 million restructuring charge during the third quarter of 2002. The portion of the charge related to real estate costs, which totaled $4.4 million, relates to lease costs associated with decreased utilization of office space as the Company restructured its service delivery organization. The $0.3 million severance charge related to headcount reductions associated with centralizing the service delivery organization.  A total of 60 positions were eliminated with the largest group being the client staffing managers.  The remainder of positions eliminated was a mix of corporate staff and recruiting personnel.

During the third quarter of 2003, the Company incurred a $0.5 million restructuring charge representing severance costs associated with the restructuring of the Company’s sales, delivery and corporate staff.  A total of 33 positions were eliminated, comprised of 11 in sales, 9 in delivery and 13 in corporate staff positions. The remaining severance balance at September 30, 2003 will be paid primarily during the fourth quarter of 2003 with the exception of one employee.  Included in this charge is the severance of an executive employee that will be paid out in accordance with an employment agreement through August 2005. The savings expected from this headcount reduction will be approximately $2.9 million and will be fully realized during 2004. Additionally, during the third quarter of 2003, the Company revisited its 2002 restructuring accrual assumptions.  Based on this review, the Company determined the initial reserve was overstated by $0.6 million due to various real estate cost assumptions made versus actual activity.  The majority of this adjustment relates to the successful early termination negotiated on the lease of the Company’s previous headquarters.

Debt extinguishment and origination fees. Debt extinguishment and origination fees for the three months ended September 30, 2003 totaled $4.5 million and are comprised of $3.5 million of debt extinguishment related to the convertible notes and $1.0 million of origination fees written off. The debt extinguishment and origination fees expense represents a non-cash adjustment and has no impact on the amount of debt ultimately owed to Wynnchurch Capital Partners, L.P. The valuation of the notes was determined based on advice from a third-party valuation specialist who utilized a valuation model.  Based on the results, the fair value of the notes was determined to be $13.2 million versus the carrying value of $9.7 million.  As such, a $3.5 million charge was recognized for the extinguishment of debt to recognize the fair value of the notes in the financial statements.  Additionally, origination fees of $0.9 million related to these notes and $0.1 million related to the revolving credit commitment were written off due to the modifications.

Other expense, net.  Other expense, net, consists primarily of interest expense on the Company’s outstanding debt. Other expense, net, is $0.9 million in 2003 down from $1.0 million in the third quarter of 2002.

Income tax benefit. During the third quarter of 2002, the Company recorded a tax benefit of $1.0 million.  During the third quarter of 2003, the Company recorded a tax benefit of $0.8 million which represents a refund for the Company’s 2002 operating loss.

First Nine Months Fiscal 2003 Compared to First Nine Months Fiscal 2002

Revenue. Revenues consist of fees earned from ARC Staffing Management Solutions and ARC Technology Management Solutions.  Total revenue decreased $14.4 million or 12.1% from $119.5 million in the nine months of 2002 to $105.1 million in the nine months of 2003.  Technology Management Solutions revenue decreased by $5.3 million or 9.1% from $58.3 million in the nine months of 2002 to $53.0 million in the nine months of 2003.  The decline in Technology Management Solutions revenue was driven by declines in the Technology Deployments and Field Service offerings. During the second quarter of 2003, the Company recorded a $0.6 million write-off attributable to the settlement of the Bluecurrent litigation as discussed in Part II-Item 1. “Legal Proceedings.” The Company’s traditional Staffing Management Solutions revenue decreased by $9.1 million or 14.9% from $61.2 million in the nine months of 2002 to $52.1 million in the nine months of 2003 primarily from the continued slowdown in IT spending experienced industry-wide.

Gross profit. Gross profit decreased by $8.5 million or 25.8% from $33.0 million in the nine months of 2002 to $24.5 million in the nine months of 2003.  As a percentage of revenue, gross profit decreased from 27.6% in the nine months of 2002 to 23.3% in the nine months of 2003. The most significant factor in the margin percent decline was the decrease in margins in the Technology Management Solutions business.  The Company experienced margin declines in its Managed Services, Field Services, and Technology Deployment service offerings.  The Company also experienced some margin pressures in its Staffing Management Solutions business.

Operating expenses.  Operating expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $6.4 million or 18.1% from $35.1 million in the nine months of 2002 to $28.7 million in the nine months of 2003.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount. As a percentage of revenue, operating expenses decreased from 29.4% in the nine months of 2002 to 27.3% in the nine months of 2003.

Other charges.  During the second quarter of 2002 the Company recorded a charge of $1.1 million which represents the severance pay associated with the departure of the Company’s former Chief Executive Officer.  During the third quarter of 2002, the Company decided to restructure its service delivery function by eliminating the client support organization.  This organization was primarily responsible for facilitating the administrative tasks associated with the Company’s billable consulting staff as well as being the liaison between the technical consultants and the Company.  The Company recorded a $4.7 million restructuring charge during the third quarter of 2002. The portion of the charge related to real estate costs, which totaled $4.4 million, relates to lease costs associated with decreased utilization of office space as the Company restructured its service delivery organization. The $0.3 million severance charge related to headcount reductions associated with centralizing the service delivery organization.  A total of 60 positions were eliminated with the largest group being the client staffing managers.  The remainder of positions eliminated was a mix of corporate staff and recruiting personnel.

During the third quarter of 2003, the Company incurred a $0.5 million restructuring charge representing severance costs associated with the restructuring of the Company’s sales, delivery and corporate staff.  A total of 33 positions were eliminated, comprised of 11 in sales, 9 in delivery and 13 in corporate staff positions. The remaining severance balance at September 30, 2003 will be paid primarily during the fourth quarter of 2003 with the exception of one employee.  Included in this charge is the severance of an executive employee that will be paid out in accordance with an employment agreement through August 2005. The savings expected from this headcount reduction will be approximately $2.9 million and will be fully realized during 2004. Additionally, during the third quarter of 2003, the Company revisited its 2002 restructuring accrual assumptions.  Based on this review, the Company determined the initial reserve was overstated by $0.6 million due to various real estate cost assumptions made versus actual activity.  The majority of this adjustment relates to the successful early termination negotiated on lease of the Company’s previous headquarters.

Debt extinguishment and origination fees. Debt extinguishment and origination fees for the nine months ended September 30, 2003 totaled $4.5 million and are comprised of $3.5 million of debt extinguishment related to the convertible notes and $1.0 million of origination fees written off. The debt extinguishment and origination fees expense represents a non-cash adjustment and has no impact on the amount of debt ultimately owed to Wynnchurch Capital Partners, L.P. The valuation of the notes was determined based on advice from a third-party valuation specialist who utilized a valuation model.  Based on the results, the fair value of the notes was determined to be $13.2 million versus the carrying value of $9.7 million.  As such, a $3.5 million charge was recognized for the extinguishment of debt to recognize the fair value of the notes in the financial statements.  Additionally, origination fees of $0.9 million related to these notes and $0.1 million related to the revolving credit commitment were written off due to the modifications.

Other expense, net.  Other expense, net, consists primarily of interest expense on the Company’s outstanding debt. Other expense, net, increased by $0.4 million or 14.7% from $2.7 million in the nine months of 2002 to $3.1 million in the nine months of 2003. The increase in other expense, net, is primarily the result of increased interest rates on the Company’s long-term debt.  Additionally, interest due to the IRS as a result of an IRS audit covering the years 1996 through 2001 was recorded during the second quarter of 2003.

Income tax benefit. Income tax benefit for the nine months of 2002 was $3.2 million.  During the first quarter of 2002, the Company recorded a tax benefit of $1.0 million related to a refund obtained due to a change in income tax law.  During the second quarter of 2002, the Company recorded a tax benefit of $1.2 million related to the 2002 operating loss. During the third quarter of 2002, the Company recorded a tax benefit of $1.0 million related to the 2002 operating loss. During the third quarter of 2003, the Company recorded a tax benefit of $0.8 million representing a refund for the Company’s 2002 operating loss.

Liquidity and Capital Resources

Current liabilities exceed current assets by $0.2 million at September 30, 2003.  Net cash provided by operations was $5.6 million in the first nine months of 2003.  Net cash provided by operations was principally the result of a decrease in accounts receivable of approximately $11.8 million offset by decreases in long-term debt of $5.1 million, accrued expenses and other liabilities of $1.4 million, and accounts payable of $0.8 million.  The significant decrease in accounts receivable was due to a payment agent agreement entered into with IBM Credit, LLC in the first quarter of 2003.  This agreement provides for an expedited receipt of outstanding IBM receivables from 45 days to 15 days in exchange for a discount of 0.76%.

Capital spending was approximately $0.1 million and $0.4 million for the nine months ended September 30, 2003 and 2002, respectively. The Company is restricted by its credit agreement to spending not more than $50,000 per quarter beginning with the quarter ended December 31, 2003.

On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital Corporation, a subsidiary of the FleetBoston Financial Corporation.  Additionally, $10.0 million principal amount of Senior Subordinated Convertible Notes was sold to Wynnchurch Capital Partners, L.P., a private equity investor.

The $30.0 million revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable.  The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the bank’s base rate plus 2.00%.

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

In 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The Fifth amendment addressed the fact that the Company had entered into litigation with a major customer, Bluecurrent.  This action eliminated that account from the Company’s borrowing base creating a borrowing overadvance.  The amendment allows for an overadvance of $2,000,000 through December 31, 2003.  In addition, the amendment waived the events of default relative to the fixed charge and tangible net worth covenants that occurred at December 31, 2002.  The tangible net worth covenant was reset at ($1,000,000) and the fixed charge shortfall was set to $1,000,000 through March 31, 2003 and $1,400,000 up through June 30, 2003 and a ratio of 1:1, thereafter.  The Sixth amendment eliminated the requirement that any amounts received as a result of the settlement with Bluecurrent reduce the Wynnchurch Capital Partners, L.P. guarantee as discussed below.  The Seventh amendment waived the events of default as of June 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5,000,000) with the fixed charge covenant reset to an allowable shortfall of $650,000 for the three months ended September 30, 2003, and $950,000 for the six months ended December 31, 2003. The fixed charge covenant will be 1:1, thereafter. In addition, the interest rate was changed effective August 1, 2003 from the bank’s base rate plus 1.00% to the base rate plus 2.00%. As of September 30, 2003, the applicable rate is 6.00%, which represents the bank’s base rate plus 2.00%.  The Seventh Amendment also reduced the maximum revolving credit commitment from $28.0 million to $23.0 million.  The Eighth Amendment waived the events of default as of September 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for future periods as follows: the tangible net worth covenant was reset to ($8,500,000) for the quarter ending December 31, 2003 and each quarter thereafter.  The fixed charge covenant was reset to an allowable shortfall of $1,000,000 for the three months ending December 31, 2003, $1,801,000 for the six months ending March 31, 2004, and $1,867,000 for the nine months ending June 30, 2004.  The fixed charge covenant will be 1:1, thereafter.  Capital expenditures will also be limited to $50,000 per quarter commencing with the quarter ending December 31, 2003.

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

In 2003, in connection with an amendment to the Company’s credit agreement with Fleet Capital Corporation, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2,000,000 through December 31, 2003, reduced by any payments received from Bluecurrent.  In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated

Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock.  The exercise price of all outstanding warrants was reduced to $0.26 per share.  Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company’s draw and having terms equal to the outstanding 15% Senior Convertible Notes, and provided for a $250,000 fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guarantee.  The $250,000 fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes.  As of September 30, 2003, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent’s initial payment of $850,000 did not reduce the $2,000,000 guarantee. However, all subsequent payments from Bluecurrent will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $125,000 payable as interest and added to the principal amount of the notes.  Under the Sixth Amendment to the securities purchase agreements with  Wynnchurch Capital Partners, L.P. waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for the remainder of 2003 as follows;  the tangible net worth covenant was reset to ($5,250,000) with the fixed charge covenant reset to an allowable shortfall of $700,000 for the three months ended September 30, 2003 and $1,000,000 for the six months ending December 31, 2003.  The fixed charge covenant will be 0.95:1 thereafter.  In addition, the interest rate of the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum.  In September 2003, Wynnchurch Capital Partners L.P. agreed to maintain its $2,000,000 guarantee and not to reduce such guarantee by any payments received from Bluecurrent.  In consideration for maintaining the guarantee, the Company agreed to pay Wynnchurch Capital Partners, L.P. $300,000 payable as additional interest and added to the principal amount.  The Company also executed a Seventh amendment to the securities purchase agreement that waived the events of default that occurred as of September 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for future periods as follows:  the tangible net worth covenant was reset to ($8,925,000) for the quarter ending December 31, 2003 and each quarter thereafter.  The fixed charge covenant was reset to an allowable shortfall of $1,050,000 for the three months ending December 31, 2003, $1,851,000 for the six months ending March 31, 2004 and $1,917,000 for the nine months ending June 30, 2004.  The fixed charge covenant will be .95:1 thereafter.  Capital expenditures will also be limited to $52,500 per quarter commencing with the quarter ending December 31, 2003.  In consideration for this waiver and for continuing to maintain the $2,000,000 guarantee, Wynnchurch Capital Partners, L.P. will receive a monthly fee of $30,000 for each month such guarantee is in effect.  This fee will be payable as additional interest and added to the principal amount.

Due to the change in the underlying terms of the Convertible Notes and Warrants, the original valuation of the warrants was reassessed during the second quarter of 2003.  The fair value ascribed to these warrants was determined to be approximately $2.3 million prior to the price change and $2.4 million subsequent to the price change.  This change in value ascribed to the price change of approximately $69,000 is being amortized over the seven-month life of the guarantee as a non-cash interest charge.  The valuation of the warrants was determined based on advice from a third-party valuation specialist.  A non-cash interest charge of approximately $286,000 and $267,000 was recorded for the nine months ended September 30, 2002 and 2003, respectively, related to the original valuation of the warrants in January, 2002, plus the amortization of the guarantee value.

During the third quarter of 2003, the Company concluded that the change in interest rate combined with the change in conversion price of the convertible notes in the second quarter of 2003 met the criteria of an extinguishment of debt per EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as the change in the present value of the notes exceeded the present value prior to the modifications by more than 10%.  The debt extinguishment and origination fees expense represents a non-cash adjustment and has no impact on the amount of debt ultimately owed to Wynnchurch Capital Partners, L.P. The valuation of the notes was determined based on advice from a third-party valuation specialist who utilized a valuation model with the following inputs:  measurement date of July 1, 2003; fair value of  $0.31; conversion price of $1.50; contractual term of 5.5 years; dividend rate of zero; volatility rate of 160.0%; and risk-free interest rate of 2.56%.  Based on the results, the fair value of the notes was determined to be $13.2 million versus the carrying value of $9.7 million.  As such, a $3.5 million charge was recognized for the extinguishment of debt to recognize the fair value of the notes in the financial statements.  Additionally, origination fees of $0.9 million related to these notes and $0.1 million related to the revolving credit commitment were written off due to the modifications.

The Company currently anticipates its cash balances, funds from operations, funds from the Bluecurrent Settlement as discussed in Part II-Item 1 “Legal Proceedings”, together with funds available under its credit facility should be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.  However, general economic and industry conditions could impact the Company’s ability to meet anticipated cash requirements.  Since the existing credit facility is secured by the assets of the Company, principally consisting of accounts receivable, these uncertainties may directly impact the availability of this credit facility.  Additionally, the Company’s ability to successfully meet debt covenants in future periods is a significant risk factor.

The following summarizes the Company’s contractual obligations at September 30, 2003, and the effect such obligations are expected to have on liquidity and cash in the future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Senior Secured Revolving Credit	$11,996	$—	$11,996	$—	$—
Securities Purchase Agreement	12,691	—	—	—	12,691
Non-cancelable operating leases	10,972	3,539	4,990	2,443	—

Total contractual cash obligations	$35,659	$3,539	$16,986	$2,443	$12,691

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At September 30, 2003, the Company had $12.0 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest paid by $0.1 million.

The Company issued warrants on January 31, 2002, which are classified as derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” which was adopted by the Company on January 1, 2001.  Pursuant to SFAS No. 133 and interpretations by the Emerging Issues Task Force covering derivative financial instruments, these warrants meet the criteria for equity classification on the measurement date of January 31, 2002 and the Company is not required to remeasure the warrants on subsequent dates.  As such, there is no mark-to-market adjustment which will be reflected in the statement of operations as unrealized gains or losses as a result of changes in fair value of these warrants in periods subsequent to the measurement date.  There is no equity price risk associated with changes in fair value of the warrants.  The Company does not have any derivative financial instruments other than the warrants.

Item 4. – Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements from time-to-time and desires to take advantage of the “safe harbor,” which is afforded such statements under the Private Securities Litigation Reform Act of 1995, when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in this Form 10-Q, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time-to-time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.

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

Item 1. – Legal Proceedings

Reference is made to “Item 3. Legal Proceedings.” in the Company’s Form 10-K and Annual Report for the year ended December 31, 2002.

On May 29, 2003, Bluecurrent and the Company entered into an agreement providing for the settlement of the Illinois lawsuit and Texas lawsuit.  Pursuant to the settlement agreement, both the Company and Bluecurrent released the other party from its obligations under the Master Service Agreement and from all claims under the respective lawsuits.  In connection with the releases, Bluecurrent agreed to pay the Company an aggregate amount of $5.3 million.  Such amount was reduced by a credit of $1.5 million issued by the Company to Bluecurrent with respect to outstanding invoices.  On the settlement date, Bluecurrent paid the Company $850,000 which was applied to the aggregate cash settlement balance of $3.8 million.  The remaining settlement balance is payable in weekly installments of $100,000.

In addition to the credit issued by the Company, the Company has agreed not to develop its own integrated technically-enabled deployment tool for a period of fifteen months nor will it perform any work using such tool for a specified group of customers identified in the settlement agreement.

As of September 30, 2003, the remaining receivable balance of this settlement is $1.8 million.

Item 6. - Exhibits and Reports on Form 8-K

(a)                                  The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Eight Amendment dated November 14, 2003 to credit and security agreement.

4.2	Second Amendment dated November 14, 2003 to the Guarantee agreement.

4.3	Sixth Amendment dated August 14, 2003 to the Securities Purchase Agreement.

4.4	Second Amendment dated August 14, 2003 to Convertible Promissory Notes.

4.5	Seventh Amendment dated November 14, 2003 to the Securities Purchase Agreement.

10.1	Executive Separation Agreement dated August 22, 2003 between Alternative Resources Corporation and Sharon McKinney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 No reports on Form 8-K were required to be filed for the quarterly period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: November 14, 2003	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary