Form 10-K/A
period 2002-12-31
ALTERNATIVE RESOURCES CORP
filed 2004-01-28
CIK 920521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $.01 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2003 (Part III).

EXPLANATORY NOTE

        This Form 10-K/A of Alternative Resources Corporation is being filed for the purpose of amending and restating Items 6, 7, 8 and 15 of our Form 10-K for the fiscal year ended December 31, 2002, filed April 16, 2003 (the "2002 Form 10-K"), to reflect the restatement of our Consolidated Financial Statements for the fiscal years ended December 31, 2002 and 2001. We restated our Consolidated Financial Statements as of and for the fiscal years ended December 31, 2002 and 2001 for the sole purpose of reclassifying our revolving line of credit with Fleet Capital at December 31, 2002 and American National Bank at December 31, 2001 as a current liability. Prior to the filing of our 2002 Form 10-K, the Company's management believed that the classification of this revolving line of credit as long-term debt was appropriate. However, the Company subsequently determined that Emerging Issues Task Force (EITF) Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement" should be applied and that this revolving line of credit should be classified as a current liability because it meets the criteria of EITF No. 95-22. The information in this Form 10-K/A does not reflect any subsequent information or events or otherwise amend the Form 10-K except as noted above. Accordingly, the amendments set forth in this Form 10-K/A relate solely to such restatement. This restatement had no impact on our results of operations or loss per share for the years ended December 31, 2002 and 2001.

i

PART II

ITEM 6.    SELECTED FINANCIAL DATA.

	Year ended December 31,
	2002(1)	2001	2000(2)	1999(3)	1998(4)
	(in thousands, except per share data)
SELECTED OPERATING DATA:
Revenue	$158,693	$209,036	$271,315	$329,572	$338,560
Cost of services	115,955	149,127	193,838	227,435	225,127

Gross profit	42,738	59,909	77,477	102,137	113,433
Selling, general and administrative expenses	45,235	59,386	83,288	93,007	92,734
Restructuring and other charges	6,055	—	36,573	5,220	29,610

Operating expenses	51,290	59,386	119,861	98,227	122,344

Income (loss) from operations	(8,552)	523	(42,384)	3,910	(8,911)
Other expense, net	(3,677)	(3,597)	(5,489)	(3,476)	(3,324)

Income (loss) before income tax expense (benefit)	(12,229)	(3,074)	(47,873)	434	(12,235)
Income tax expense (benefit)	(1,094)	—	(4,479)	879	5,520

Net income (loss)	$(11,135)	$(3,074)	$(43,394)	$(445)	$(17,755)

Basic and diluted earnings (loss) per share	$(0.65)	$(0.18)	$(2.76)	$(0.03)	$(1.13)

Shares used in computing basic and diluted earnings (loss) per share	17,095	16,779	15,733	15,642	15,779

SELECTED BALANCE SHEET DATA:
Total assets	$52,730	$59,392	$89,619	$146,522	$137,955
Long-term debt	8,606	—	—	—	47,000
Stockholders' equity (deficit)	(3,381)	4,659	7,643	50,850	52,529

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

        Current liabilities exceed current assets by $10.5 million at December 31, 2002. Current liabilities include $18.5 million of outstanding borrowings against the revolving credit agreement that has a maturity date of January 31, 2005. The borrowings under the revolving credit agreement are classified as current in accordance with EITF Issue No. 95-22. Net cash used in operations in 2002 was $1.1 million, a significant decrease from net cash provided by operations of $19.4 million in 2001 and $8.8 million in 2000. The significant decrease in cash provided by (used in) operating activities was due to the large decrease in accounts receivable in the prior years. Days Sales Outstanding ("DSO") decreased by 6 days during 2001 while DSO decreased by only 2 days during 2002. This slowdown in collections was the direct result of the non-payment of certain invoices by a large customer. The Company has filed suit in an effort to obtain payment of the amounts owed. Further discussion is set forth in Item 3. Legal Proceedings. Net cash flow from operations in 2001 was principally impacted by a decrease in accounts receivable of approximately $21.0 million and the collection of $5.6 million in taxes receivable. Net cash flow from operations in 2000 was impacted by a decrease in accounts receivable of approximately $14.1 million due to reduced revenue, and increases of payroll and related expenses and accrued expenses and liabilities of $3.8 million and $3.2 million, respectively.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Senior Secured Revolving Credit	$18,501	$18,501	$—	$—	$—
Securities Purchase Agreement	11,330	—	—	—	11,330
Non-cancelable operating leases	15,269	4,266	6,037	2,809	2,157

Total contractual cash obligations	$45,100	$22,767	$6,037	$2,809	$13,487

        Although the Senior Secured Revolving Credit facility is listed above as due within one year, the facility has an expiration date of January 31, 2005. The Company has classified this instrument as current based on the requirements of EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

			Page
(a)	(i)	FINANCIAL STATEMENTS
		Independent Auditors' Report	19
		Consolidated Balance Sheets—as of December 31, 2002 and 2001 (Restated)	20
		Consolidated Statements of Operations—years ended December 31, 2002, 2001 and 2000	21
		Consolidated Statements of Comprehensive Income—years ended December 31, 2002, 2001 and 2000	22
		Consolidated Statements of Changes in Stockholders' Equity—years ended December 31, 2002, 2001 and 2000	23
		Consolidated Statements of Cash Flows—years ended December 31, 2002, 2001 and 2000	24
		Notes to Consolidated Financial Statements	25
	(ii)	EXHIBITS
		Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index	14
(b)		REPORTS ON FORM 8-K
		There were no reports on Form 8-K required to be filed during the three months ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2004.

ALTERNATIVE RESOURCES CORPORATION
By	/s/ STEVEN PURCELL Steven Purcell, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended. Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1998. (File No. 0-23940)
3.2	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0- 23940)
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
21	Subsidiaries of Alternative Resources Corporation
*23	Consent of KPMG LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed here within; all other exhibits previously filed.

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

        As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for 2002 and 2001.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

                      /s/ KPMG LLP

Chicago, Illinois
April 15, 2003, except for Note 3 as to
which the date is January 9, 2004

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002 (Restated)	2001 (Restated)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$54	$127
Trade accounts receivable, net of allowance for doubtful accounts, $2,002 in 2002 and $1,179 in 2001	34,497	36,489
Prepaid expenses	1,787	2,091
Income taxes receivable	94	1,497
Other receivables	178	234

Total current assets	36,610	40,438

Property and Equipment:
Office equipment	8,319	8,270
Furniture and fixtures	2,389	2,389
Software	19,726	19,355
Leasehold improvements	2,012	1,972

	32,446	31,986
Less accumulated depreciation and amortization	(21,448)	(17,394)

Net property and equipment	10,998	14,592

Other Assets:
Goodwill, net of amortization, of $2,727 in 2002 and 2001	2,723	2,723
Other assets	2,399	1,639

Total other assets	5,122	4,362

Total assets	$52,730	$59,392

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$3,202	$4,404
Short-term debt	18,501	26,877
Accounts payable	12,236	12,883
Payroll and related expenses	5,920	7,861
Accrued expenses	2,340	2,046
Accrued restructuring and other charges	4,922	304

Total current liabilities	47,121	54,375

Long-term debt	8,606	—
Other liabilities	384	358

Total liabilities	56,111	54,733

Stockholders' Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,702,819 and 17,556,569 shares issued and outstanding in 2002 and 2001, respectively)	178	176
Additional paid-in capital	30,695	27,508
Deferred compensation	—	(97)
Accumulated other comprehensive income	(64)	(44)
Accumulated deficit	(29,393)	(18,087)

	1,416	9,456
Treasury shares, at cost (585,800 shares in 2002 and 2001, respectively)	(4,797)	(4,797)

Total stockholders' equity (deficit)	(3,381)	4,659

Total liabilities and stockholders' equity (deficit)	$52,730	$59,392

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

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,135)	$(3,074)	$(43,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,143	5,423	7,315
Realized net gain on sales of securities	—	(221)	—
Deferred income taxes	—	(218)	(1,571)
Provision for doubtful accounts	823	(324)	550
Impairment of goodwill	—	—	34,852
Deferred compensation on restricted shares	97	221	60
Non-cash interest expense from deferred financing costs	509	—	—
Non-cash interest expense from accretion of warrants	409	—	—
Impairment of fixed assets	24	19	156
Receipt of investment	—	—	(270)
Change in assets and liabilities:
Trade accounts receivable	1,169	20,959	14,123
Prepaid expenses	304	(766)	(439)
Income taxes	1,403	5,562	2,910
Other receivables	56	61	126
Other assets	(1,269)	(520)	74
Accounts payable	(647)	(1,170)	1,327
Payroll and related expenses	(1,941)	(3,066)	(3,797)
Accrued expenses and other liabilities	4,938	(3,494)	(3,207)

Net cash provided by (used in) operating activities	(1,117)	19,392	8,815

Cash flows from investing activities:
Purchases of property and equipment	(572)	(1,843)	(1,889)
Proceeds from sale of investment	—	639	—

Net cash used in investing activities	(572)	(1,204)	(1,889)

Cash flows from financing activities:
Proceeds from short-term debt	230,325	306,162	106,416
Payments on short-term debt	(237,370)	(323,251)	(114,450)
Proceeds from issuance of debt and warrants	10,000	—	—
Cash paid for cancellation of stockholder rights plan	(171)	—	—
Payments received on stock options exercised	—	—	52
Repurchase of common stock	—	—	(94)
Payments to employee stock purchase plan	—	(50)	(123)
Proceeds from issuance of shares to the employee stock purchase plan	55	146	—
Cash overdraft	(1,202)	(1,108)	1,090

Net cash provided by (used in) financing activities	1,637	(18,101)	(7,109)

Effect of exchange rate changes on cash and cash equivalents	(21)	(74)	(77)

Net increase (decrease) in cash and cash equivalents	(73)	13	(260)
Cash and cash equivalents at beginning of year	127	114	374

Cash and cash equivalents at end of year	$54	$127	$114

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,400	$3,536	$5,117
Cash paid for income taxes	$30	$141	$181
Cash refunds received for income taxes	$2,627	$5,586	$5,934
Supplemental disclosures of noncash activities:
Tax effect on stock options exercised	$—	$—	$(68)

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

Deferred Financing Costs

        Included in other assets are deferred financing costs associated with the Company's debt. These financing costs are being amortized using a straight-line method over the lives of the respective agreements.

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

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, except for debt, approximate their fair values due to the short maturity of these instruments. The carrying amount of debt approximates its fair value given its interest rate is comparable to a similar rate that could be obtained on other debt instruments.

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

Reclassification

        Certain prior year balances have been reclassified in order to conform to the current year presentation. Additionally, see Note 3 for discussion of restatement of the balance sheet classification of debt.

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

3.     BORROWINGS

3a.   Restatement

        We have restated our Consolidated Financial Statements for the years ended December 31, 2002 and 2001 to properly classify our revolving credit facility with Fleet Capital at December 31, 2002 and American National Bank at December 31, 2001 as a current liability in accordance with EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). This restatement had no impact on our results of operations or loss per share for the years ended December 31, 2002 and 2001.

        The restatement had the following impact to our consolidated balance sheets:

	As reported	As restated
December 31, 2002
Short-term debt	$—	$18,501
Total current liabilities	28,620	47,121
Long-term debt	27,107	8,606
December 31, 2001
Short-term debt	$—	$26,877
Total current liabilities	27,498	54,375
Long-term debt	26,877	—

3b.   Borrowings

        The principal portion of debt becomes due as follows:

Year ending December 31,	(in thousands)
2003	$18,501
2004	—
2005	—
2006	—
2007	—
2008 and thereafter	10,000

Total	$28,501

        During 1997, the Company entered into a $53.5 million revolving credit facility. As of December 31, 2001, borrowings under the revolving credit facility were $26.9 million. As part of this agreement, cash receipts into the Company's bank accounts were directly applied against the outstanding bank line of credit balance. Advances from the line of credit were determined on a daily basis to minimize the Company's average debt balance. The revolving credit facility expired on January 31, 2002. The Company did not extend this credit facility and successfully refinanced the debt as described below.

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

        At December 31, 2002, the Company has debt of $27.1 million. This is comprised of $18.5 million of short-term debt in Senior Secured Revolving Credit with Fleet Capital and $8.6 million of long-term debt related to the Securities Purchase Agreement with Wynnchurch Capital Partners, L.P.

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

QuickLinks

EXPLANATORY NOTE
PART II
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
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