Form 10-Q/A
period 2003-03-31
ALTERNATIVE RESOURCES CORP
filed 2004-01-28
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

17,117,019 shares of the registrant’s common stock were outstanding as of May 5, 2003.

EXPLANATORY NOTE

This Form 10-Q/A of Alternative Resources Corporation is being filed for the purpose of amending and restating Items 1, 2 and 6 of our Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003, to reflect the restatement of our Consolidated Financial Statements for the quarters ended March 31, 2003 and 2002.  We restated our Consolidated Financial Statements as of and for the quarters ended March 31, 2003 and 2002 to properly classify our revolving line of credit with Fleet Capital at March 31, 2003 and 2002 as a current liability.  Prior to the filing of our March 31, 2003 Form 10-Q, the Company’s management believed that the classification of this revolving line of credit as long-term debt was appropriate.  However, the Company subsequently determined that Emerging Issues Task Force (EITF) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” should be applied and that this revolving line of credit should be classified as a current liability because it meets the criteria of EITF No. 95-22.  The information in this Form 10-Q/A does not reflect any subsequent information or events or otherwise amend the Form 10-Q except as noted above.  Accordingly, the amendments set forth in this Form 10-Q/A relate solely to such restatement.  This restatement had no impact on our results of operations or loss per share for the quarters ended March 31, 2003 and 2002.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	March 31, 2003
		(Unaudited)
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$54	$43
Trade accounts receivable, net of allowance for doubtful accounts	34,497	25,754
Prepaid expenses	1,787	1,632
Income taxes receivable	94	31
Other receivables	178	115
Total current assets	36,610	27,575
Property and Equipment:
Office equipment	8,319	8,384
Furniture and fixtures	2,389	2,389
Software	19,726	19,785
Leasehold improvements	2,012	2,008
	32,446	32,566
Less accumulated depreciation and amortization	(21,448)	(22,377)
Net property and equipment	10,998	10,189
Other Assets:
Goodwill	2,723	2,723
Other assets	2,399	2,261
Total other assets	5,122	4,984
Total assets	$52,730	$42,748
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$3,202	$2,825
Short-term debt	18,501	12,183
Accounts payable	12,236	10,903
Payroll and related expenses	5,920	5,832
Accrued expenses	2,340	2,441
Accrued restructuring and other charges	4,922	4,112
Total current liabilities	47,121	38,296
Long-term debt	8,606	9,143
Other liabilities	384	379
Total liabilities	56,111	47,818
Stockholders’ Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,702,819 shares issued and 17,117,019 outstanding at December 31, 2002 and March 31, 2003)	178	178
Additional paid-in capital	30,695	30,695
Accumulated other comprehensive loss	(64)	(99)
Accumulated deficit	(29,393)	(31,047)
	1,416	(273)
Less: Treasury stock, at cost (585,800 shares)	(4,797)	(4,797)
Total stockholders’ equity (deficit)	(3,381)	(5,070)
Total liabilities and stockholders’ equity (deficit)	$52,730	$42,748

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

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(494)	$(1,654)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	1,146	929
Provision for (recoveries of) doubtful accounts	(126)	(39)
Deferred compensation on restricted shares	33	—
Non-cash interest expense from deferred financing costs	83	131
Non-cash interest expense from accretion of warrants	69	112
Change in assets and liabilities:
Trade accounts receivable	(995)	8,782
Prepaid expenses	113	155
Income taxes receivable	517	63
Other receivables	(28)	63
Other assets	(1,196)	7
Accounts payable	(1,180)	(1,333)
Payroll and related expenses	(282)	(88)
Accrued expenses and other liabilities	908	(714)
Net cash provided by (used in) operating activities	(1,432)	6,414

Cash flows from investing activities:
Purchases of property and equipment	(99)	(120)
Net cash used in investing activities	(99)	(120)

Cash flows from financing activities:
Proceeds from short-term debt	59,672	55,166
Payments on short-term debt	(65,291)	(61,059)
Proceeds from issuance of debt and warrants	10,000	—
Cash paid for cancellation of stockholder rights plan	(172)	—
Proceeds from issuance of shares under the employee stock purchase plan	83	—
Cash overdraft	(2,778)	(377)
Net cash provided by (used in) financing activities	1,514	(6,270)
Effect of exchange rate changes	7	(35)

Net decrease in cash and cash equivalents	(10)	(11)
Cash and cash equivalents at beginning of period	127	54
Cash and cash equivalents at end of period	$117	$43

Supplemental disclosures of cash flow information:
Cash paid for interest	$313	$310
Cash paid for income taxes	11	1
Cash refunds received for income taxes	1,467	65

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                    Basis of Presentation

The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements.  Such interim consolidated financial statements reflect all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period and the year ending December 31, 2003.  The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2002, included in the 2002 Form 10-K/A of Alternative Resources Corporation (“ARC” or the “Company”).

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

4.                    Borrowings

4a.     Restatement

We have restated our Consolidated Financial Statements for the quarters ended March 31, 2003 and 2002 to properly classify our revolving credit facility with Fleet Capital as a current liability in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”  This restatement had no impact on our results of operations or loss per share for the quarters ended March 31, 2003 and 2002.

The restatement had the following impact to our consolidated balance sheets:

	As reported	As restated
March 31, 2003
Short-term debt	$—	$12,183
Total current liabilities	26,113	38,296
Long-term debt	21,326	9,143

December 31, 2002
Short-term debt	$—	$18,501
Total current liabilities	28,620	47,121
Long-term debt	27,107	8,606

4b.     Borrowings

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

At March 31, 2003, the Company has debt of $21.3 million.  This is comprised of $12.2 million of short-term debt in Senior Secured Revolving Credit with Fleet Capital Corporation and $9.1 million of long-term debt related to the Securities Purchase Agreement with Wynnchurch Capital Partners, L.P.

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

Liquidity and Capital Resources

Current liabilities exceed current assets by $10.7 million at March 31, 2003.  Current liabilities include $12.2 million of outstanding borrowings against the revolving credit agreement that has a maturity date of January 31, 2005.  The borrowings under the revolving credit agreement are classified as current in accordance with EITF Issue No. 95-22.  Net cash provided by operations was $6.4 million in the first three months of 2003.  Net cash provided by operations was principally the result of a decrease in accounts receivable of approximately $8.8 million offset by decreases in accounts payable and accrued expenses and other liabilities of $1.3 million and $0.7 million, respectively.  The significant decrease in accounts receivable was due to a payment agent agreement entered into with IBM Credit, LLC in the first quarter of 2003.  This agreement provides for an expedited receipt of outstanding IBM receivables from 45 days to 15 days in exchange for a discount of 0.76%.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)

Contractual Obligations:
Senior Secured Revolving Credit	$12,183	$12,183	$—	$—	$—
Securities Purchase Agreement	11,755	—	—	—	11,755
Non-cancelable operating leases	14,126	4,125	5,494	2,651	1,856

Total contractual cash obligations	$38,064	$16,308	$5,494	$2,651	$13,611

Although the Senior Secured Revolving Credit facility is listed above as due within one year, the facility has an expiration date of January 31, 2005.  The Company has classified this instrument as current based on the requirements of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

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

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a)                      The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Fifth Amendment to credit and security agreement dated April 14, 2003.

4.2	Fifth Amendment to securities purchase agreement dated April 14, 2003.

4.3	First Amendment to subordination and intercreditor agreement dated April 14, 2003.

4.4	Guaranty Agreement dated April 14, 2003.

4.5	Amendment to subordinated convertible promissory notes dated April 14, 2003.

4.6	Amendment to stock purchase and contingent warrants dated April 14, 2003.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 905 of the Sarbanes-Oxley Act of 2002.

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

ALTERNATIVE RESOURCES CORPORATION

Date: January 28, 2004	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary