Form 10-Q/A
period 2003-06-30
ALTERNATIVE RESOURCES CORP
filed 2004-01-28
CIK 920521

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

17,117,019 shares of the registrant’s common stock were outstanding as of August 8, 2003.

EXPLANATORY NOTE

This Form 10-Q/A of Alternative Resources Corporation is being filed for the purpose of amending and restating Items 1, 2 and 6 of our Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, to reflect the restatement of our Consolidated Financial Statements for the quarters ended June 30, 2003 and 2002.  We restated our Consolidated Financial Statements as of and for the quarters ended June 30, 2003 and 2002 to properly classify our revolving line of credit with Fleet Capital at June 30, 2003 and 2002 as a current liability.  Prior to the filing of our June 30, 2003 Form 10-Q, the Company’s management believed that the classification of this revolving line of credit as long-term debt was appropriate.  However, the Company subsequently determined that Emerging Issues Task Force (EITF) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” should be applied and that this revolving line of credit should be classified as a current liability because it meets the criteria of EITF No. 95-22.  The information in this Form 10-Q/A does not reflect any subsequent information or events or otherwise amend the Form 10-Q except as noted above.  Accordingly, the amendments set forth in this Form 10-Q/A relate solely to such restatement.  This restatement had no impact on our results of operations or loss per share for the quarters ended June 30, 2003 and 2002.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	June 30, 2003
		(Unaudited)
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$54	$64
Trade accounts receivable, net of allowance for doubtful accounts	34,497	24,627
Prepaid expenses	1,787	1,614
Other receivables	272	856
Total current assets	36,610	27,161
Property and Equipment:
Office equipment	8,319	8,407
Furniture and fixtures	2,389	2,388
Software	19,726	19,786
Leasehold improvements	2,012	2,004
	32,446	32,585
Less accumulated depreciation and amortization	(21,448)	(23,301)
Net property and equipment	10,998	9,284
Other Assets:
Goodwill	2,723	2,723
Other assets	2,399	2,088
Total other assets	5,122	4,811
Total assets	$52,730	$41,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Cash overdraft	$3,202	$3,202
Short-term debt	18,501	12,651
Accounts payable	12,236	11,467
Payroll and related expenses	5,920	5,527
Accrued expenses	2,340	2,822
Accrued restructuring and other charges	4,922	3,683
Total current liabilities	47,121	39,352
Long-term debt	8,606	9,825
Other liabilities	384	385
Total liabilities	56,111	49,562
Stockholders’ Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,702,819 shares issued and 17,117,019 outstanding at December 31, 2002 and June 30, 2003)	178	178
Additional paid-in capital	30,695	30,764
Accumulated other comprehensive loss	(64)	(150)
Accumulated deficit	(29,393)	(34,301)
	1,416	(3,509)
Less: Treasury stock, at cost (585,800 shares)	(4,797)	(4,797)
Total stockholders’ deficit	(3,381)	(8,306)
Total liabilities and stockholders’ deficit	$52,730	$41,256

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

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2002	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,184)	$(4,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,204	1,853
Provision for doubtful accounts	57	290
Deferred compensation on restricted shares	97	—
Non-cash interest expense from deferred financing costs	206	293
Non-cash interest expense from accretion of warrants	173	241
Change in assets and liabilities:
Trade accounts receivable	3,240	9,580
Prepaid expenses	11	173
Other receivables	(692)	(584)
Other assets	(1,148)	87
Accounts payable	(521)	(769)
Payroll and related expenses	(787)	(393)
Accrued expenses and other liabilities	1,173	(757)
Net cash provided by operating activities	1,829	5,106

Cash flows from investing activities:
Purchases of property and equipment	(183)	(139)
Net cash used in investing activities	(183)	(139)

Cash flows from financing activities:
Proceeds from short-term debt	118,150	106,935
Payments on short-term debt	(126,501)	(111,806)
Proceeds from issuance of debt and warrants	10,000	—
Cash paid for cancellation of stockholder rights plan	(171)	—
Proceeds from issuance of shares under the employee stock purchase plan	55	—
Cash overdraft	(3,239)	—
Net cash used in financing activities	(1,706)	(4,871)
Effect of exchange rate changes	(14)	(86)

Net (decrease) increase in cash and cash equivalents	(74)	10
Cash and cash equivalents at beginning of period	127	54
Cash and cash equivalents at end of period	$53	$64

Supplemental disclosures of cash flow information:
Cash paid for interest	$784	$574
Cash paid for income taxes	30	3

Cash refunds received for income taxes	1,621	65
Revaluation of warrants	—	69

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

4.                    Borrowings

4a.     Restatement

We have restated our Consolidated Financial Statements for the quarters ended June 30, 2003 and 2002 to properly classify our revolving credit facility with Fleet Capital as a current liability in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”  This restatement had no impact on our results of operations or loss per share for the quarters ended June 30, 2003 and 2002.

The restatement had the following impact to our consolidated balance sheets:

	As reported	As restated
June 30, 2003
Short-term debt	$—	$12,651
Total current liabilities	26,701	39,352
Long-term debt	22,476	9,825

December 31, 2002
Short-term debt	$—	$18,501
Total current liabilities	28,620	47,121
Long-term debt	27,107	8,606

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

At June 30, 2003, the Company has debt of $22.5 million.  This is comprised of $12.7 million of short-term debt in Senior Secured Revolving Credit with Fleet Capital Corporation and $9.8 million of long-term debt related to the Securities Purchase Agreement with Wynnchurch Capital Partners, L.P.

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

Liquidity and Capital Resources

Current liabilities exceed current assets by $12.2 million at June 30, 2003.  Current liabilities include $12.7 million of outstanding borrowings against the revolving credit agreement that has a maturity date of January 31, 2005.  The borrowings under the revolving credit agreement are classified as current in accordance with EITF Issue No. 95-22.  Net cash provided by operations was $5.0 million in the first six months of 2003.  Net cash provided by operations was principally the result of a decrease in accounts receivable of approximately $9.6 million offset by decreases in long-term debt of $4.6 million, accrued expenses and other liabilities of $0.8 million, and accounts payable of $0.8 million.  The significant decrease in accounts receivable was due to a payment agent agreement entered into with IBM Credit, LLC in the first quarter of 2003.  This agreement provides for an expedited receipt of outstanding IBM receivables from 45 days to 15 days in exchange for a discount of 0.76%.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Senior Secured Revolving Credit	$12,651	$12,651	$—	$—	$—
Securities Purchase Agreement	12,326	—	—	—	12,326
Non-cancelable operating leases	12,825	3,895	4,885	2,494	1,551

Total contractual cash obligations	$37,802	$16,546	$4,885	$2,494	$13,877

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

*Filed here within; all other exhibits previously filed.

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