Form 10-K
period 2003-12-31
ALTERNATIVE RESOURCES CORP
filed 2004-03-30
CIK 920521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003

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

        The registrant estimates that the aggregate market value of the registrant's common stock held by non-affiliates of Alternative Resources Corporation as of June 30, 2003 (based upon an estimate that 91.34% of the shares are so owned by non-affiliates and upon the closing price for the common stock on the OTC BB) on that date was approximately $5,013,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to these requirements and registrant is not bound by this determination for any other purpose.

        As of March 19, 2004, 17,117,304 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004 (Part III).

PART I

ITEM 1.    BUSINESS.

OVERVIEW

        Alternative Resources Corporation ("ARC" or the "Company") is a leading provider of information technology services. The Company has developed a significant, high quality business in the IT staffing industry with an emphasis on Help Desk, Desktop Support, Technology Deployment Service, and Field Service offerings. The Company also has a consulting practice that supports those service offerings. The Company operates through 8 field offices with over 55 personnel in field sales, supported by 35 recruiters. The majority of the Company's sales and recruiting personnel operate from home, creating a virtual network. The Company serves Fortune 1000 and mid-sized clients throughout the United States and Canada.

MAJOR DEVELOPMENTS IN 2003

        ARC participates in a market that is cyclical in nature and extremely sensitive to economic changes. The Company's 2003 operating results continued to reflect the reduced level of IT spending on applications development, systems enhancements and hardware. Many companies continue to be cautious and reduced the levels of manpower devoted to support IT infrastructure. This was evidenced by the Company's drop of about 13% in its staff augmentation business.

        In 2003, operating expenses were reduced by approximately $7.8 million based on previous restructuring actions. After an extensive study and in an ongoing effort to continue cost reductions during 2002, the Company decided to restructure its service delivery function by eliminating the client support organization. This organization was primarily responsible for facilitating the administrative tasks associated with maintaining a consulting workforce. In order to more effectively deal with the administration of a nationwide workforce, the Company has developed a Knowledge Center that is responsible for inward (employee) and outward (customer) issues. These issues range from personnel matters such as employee benefits and payroll to customer matters such as billing and credit matters. This enterprise-wide service center allowed the Company to streamline its operations by centralizing virtually all administrative functions. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. Another component of this restructuring was decreased requirements for office space resulting from the reduction of personnel. Consequently, the Company recorded a reserve for severances and unutilized office space that resulted from the shift to a functional model and the efficiencies created by the Knowledge Center.

        During 2003, the Company began certain strategic initiatives in order to position itself for a return to growth and to leverage its recognized quality and customer relationships. There were four key elements to our strategy for improving the Company's long-term financial performance. First, the sales force was realigned to enable more selling of solution type sales, accomplished through increased sales and product training, and substantially upgrading of sales personnel. Second, the sales and delivery functions were more closely aligned to provide a stronger selling team to more effectively sell total solutions to the customer. Third, the Company focused on building alliances with key customers and partners. Fourth, the Company began a program to refresh all of its service offerings including the development of new technology to enhance its services.

ARC SERVICE OFFERINGS

        Since 1996, ARC has evolved from a pure IT staffing company into a solutions-based provider of IT services. ARC's service offerings are designed to help clients staff, manage, deploy, support and operate their IT programs. ARC is able to provide its clients with flexibility and expertise to address their IT execution needs whether for managed delivery of a help desk, data center or network administration; developing applications to support business processes; deploying technology across an enterprise; or providing qualified, motivated technical consultants for short or long-term engagements.

        ARC Staffing Services, offered since the Company's inception in 1988, enables clients to adapt their organizations to changing business or technology needs without adding to fixed costs or making long-term commitments to staff. Client staffing needs are fulfilled in several ways:

  •
  Staff Augmentation;

  •
  Permanent Placement;

  •
  Temp-to-Perm; and

  •
  Managed Vendor Program.

        ARC Solutions Services provide management and delivery of infrastructure development and maintenance expertise, offering managed solutions and best practice methodologies. ARC assists clients in integrating the resources, processes and systems for the design, deployment, operation and support of the client's key IT assets. The Company's solutions services are delivered through the following service offerings:

  •
  Managed Services;

  •
  Deployment Services;

  •
  Field Services; and

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

        Historically, the Company categorized the market into three different tiers: Business Partners, which includes the Company's large national accounts, Select Accounts, which consists of accounts with the potential for more than $1.0 million in annual revenue, and the General Market, which represents hundreds of companies outside the Fortune 1000. The Company's sales approach has evolved into being more focused on the Business Partners and Alliances and Select Accounts. These accounts provide the greatest opportunity for the Company and allow the Company to build on its customer relationships and take advantage of its quality of service delivery.

        The Company maintains a technology support staff, which is primarily located at its headquarters in Barrington, Illinois to assist account managers in selling and delivering solution services.

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

        The Company's recruiting efforts have been strengthened by two key developments: the enhancement of the Company's recruiting software and the development of a just-in-time recruiting methodology.

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

        The Company also implemented a just-in-time recruiting methodology, e-bench, for having technical resources immediately available for anticipated demand. Through the development and maintenance of multiple hot lists the Company has resources that have been recruited and qualified against specific criteria and are managed to 8 hour availability for interview and/or start by a dedicated recruiting team. ARC's e-bench represents a cost-effective method for delivering quality and speed to its customers.

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

OPERATIONS

        The Company operates through a network of 8 field offices utilized primarily to accommodate the field sales organization as well as to interview potential candidates. The majority of the Company's sales and recruiting personnel operate from home offices, creating a virtual network. The Company's principal executive offices are located in Barrington, Illinois.

CLIENTS

        During 2003, the Company provided technical staffing solutions to a wide variety of entities including computer services companies, systems integrators, telecommunications companies, banking and financial service entities, manufacturers, distributors, health care providers and utilities. The Company's computer service and systems integrator clients often subcontract ARC's services to their own customers. In 2003, the Company's largest clients, Hewlett Packard and IBM, accounted for approximately 22% and 21%, respectively, of the Company's total revenue. The Company's remaining clients consist of Fortune 1000 companies and mid-sized organizations with sizable and complex IT operations. The IT requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional projects.

        ARC will typically provide discounts on staffing services to its largest clients in exchange for the opportunity to sell more volume and the opportunity to sell its higher margin, value added solutions services.

        The vast majority of the traditional Staffing business is invoiced on an hourly basis. Solutions business is invoiced on an hourly basis, fixed fee basis, or a per incident basis. In all cases, invoicing is not processed until the services are rendered.

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

SEASONALITY

        The Company's quarterly results are affected by employment taxes. In general, the first two quarters of the year carry a significant portion of payroll tax expense. As employees reach annual payroll limits, typically in the third and fourth quarters, the Company's payroll tax expense is reduced. See "Quarterly Financial Information," included elsewhere herein.

EMPLOYEES

        At December 31, 2003, the Company employed approximately 225 staff employees and approximately 1,500 technical employees.

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

  •
  The Company's ability to successfully meet debt covenants; and

  •
  The effect of changes in general economic conditions.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company as of March 19, 2004 are as follows:

Name	Age	Position
Robert P. Stanojev	62	Chairman of the Board, President and Chief Executive Officer
Steven Purcell	53	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Tracy Linne	45	Senior Vice President of Sales and Marketing
Bill McLendon	44	Senior Vice President
Marino Petropoulos	37	Vice President and Chief Accounting Officer

        Mr. Robert P. Stanojev has served as President and Chief Executive Officer of the Company since November 2003 and has served as Chairman of the Board since August 2002. Prior to joining the Company, Mr. Stanojev was a partner with Cap Gemini Ernst & Young U.S. (and its predecessors, including Ernst & Young Consulting), from 1972 to 2002 where he served most recently as a Senior Partner and as Global Director of Sales and Marketing. Prior to his career with Ernst & Young, Mr. Stanojev held various technical and sales positions with RCA Corporation.

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

        Ms. Tracy Linne was named Senior Vice President of Sales and Marketing in April 2003. She is responsible for sales, marketing and alliances. Ms. Linne joined ARC in September 2002 as Sales Vice President of the Northeast Region, where she was instrumental in building a sales and account management culture that has been standardized across the organization. Ms. Linne has more than 20 years of experience in fast-growing high technology companies and will continue to focus on the development of ARC's go-to-market strategy and the execution of ARC's sales and strategic alliance initiatives. Ms. Linne has held executive and sales management positions at leading high technology companies, such as PeopleSoft, Austin-Hayne, Central Point Software and Data General Corporation.

        Mr. Bill McLendon was named Senior Vice President in September 2002. From 1998 to September 2002, Mr. McLendon was an executive of Ranger Partners Group, an affiliate of Ranger Aerospace, and most recently an Executive Vice President. Prior to this, Mr. McLendon was an officer of Steven's Aviation, a national provider of high-grade technical services to general aviation, serving as General Manager of the Company's Colorado branch. From 1991 to 1994, Mr. McLendon was the Vice President of Operations of ATS Aerospace, a developer and manufacturer of state-of-the art simulation systems for civic aviation agencies worldwide. Previously, from 1981 to 1991, Mr. McLendon was an officer and F-15 pilot in the United States Air Force.

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

        On March 4, 2003, the Company filed a lawsuit against Bluecurrent, Inc. ("Bluecurrent"), one of its customers, captioned Alternative Resources Corporation v. Bluecurrent, Inc. (case no. 030 1603). The lawsuit was filed in the United States District Court for the Northern District of Illinois and alleged that Bluecurrent breached its Master Services Agreement with the Company by failing to pay approximately $5.0 million of invoices for services performed (the "Illinois lawsuit"). Bluecurrent asked the court to either dismiss the action based on improper venue or transfer it to the United States District Court in Texas based on venue and convenience grounds.

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

        On May 29, 2003, Bluecurrent and the Company entered into an agreement providing for the settlement of the Illinois lawsuit and Texas lawsuit. Pursuant to the settlement agreement, each of the Company and Bluecurrent released the other party from its obligations under the Master Service Agreement and from all claims under the respective lawsuits. In connection with the releases, Bluecurrent agreed to pay the Company an aggregate amount of $5.3 million. Such amount was reduced by a credit of $1.5 million issued by the Company to Bluecurrent with respect to outstanding invoices. On the settlement date, Bluecurrent paid the Company $850,000 which was applied to the aggregate cash settlement balance of $3.8 million. The remaining settlement balance is payable in weekly installments of $100,000. As of December 31, 2003, the remaining receivable balance of this settlement was $550,000, which was fully collected in 2004.

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

        As of March 19, 2004, ARC had 218 stockholders of record and 17,117,304 outstanding shares of common stock. The following table represents the reported high and low sale prices of the common stock for the periods indicated, during the years ended December 31, 2003 and 2002:

	2003		2002
	High	Low	High	Low
First Quarter	$0.47	$0.23	$0.83	$0.46
Second Quarter	0.36	0.20	0.67	0.33
Third Quarter	0.45	0.24	0.58	0.35
Fourth Quarter	1.03	0.25	0.48	0.28

        On January 31, 2002, the Company entered into a Securities Purchase Agreement with Wynnchurch Capital Partners, a private equity investor, pursuant to which the Company sold to Wynnchurch $10.0 million principal amount of 15.0% Senior Subordinated Convertible Notes due January 31, 2009. These notes were originally convertible into common stock of the Company at a conversion price of $2.50 per share. At the Company's election, one-half of the interest may be deferred during the first four years subject to certain conditions. Effective August 8, 2002, the Company and the private equity investor agreed to defer all of the interest. During 2003, the 15.0% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock. The reduction in conversion price was made in connection with a $2.0 million overadvance guarantee agreement between Wynnchurch Capital Partners, L.P. and Fleet Capital Corporation as discussed in Note 3 of the Company's consolidated financial statements.

        In conjunction with the sale of these notes, the Company issued 10.0 million warrants (immediately exercisable) to the private equity investor to purchase shares of the Company's common stock at $0.55 per share. Additionally, the Company issued 1.0 million warrants to purchase its common stock at $0.73 per share. These warrants were not exercisable for one-year contingent on the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1.0 million contingent warrants and, accordingly, these warrants have become exercisable. The issuance and sale of the convertible notes and warrants was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) exemption under the Act for sales not involving a public offering. During 2003, the exercise price of all outstanding warrants was reduced to $0.26 per share. The reduction in exercise price was made in connection with a $2.0 million overadvance guarantee agreement between Wynnchurch Capital Partners, L.P. and Fleet Capital Corporation as discussed in Note 3 of the Company's consolidated financial statements.

ITEM 6.    SELECTED FINANCIAL DATA.

	Year ended December 31,
	2003(1)	2002(2)	2001	2000(3)	1999(4)
	(in thousands, except per share data)
SELECTED OPERATING DATA:
Revenue	$138,146	$158,693	$209,036	$271,315	$329,572
Cost of services	105,449	115,955	149,127	193,838	227,435

Gross profit	32,697	42,738	59,909	77,477	102,137
Selling, general and administrative expenses	37,438	45,235	59,386	83,288	93,007
Restructuring and other charges	4,809	6,055	—	36,573	5,220

Operating expenses	42,247	51,290	59,386	119,861	98,227

Income (loss) from operations	(9,550)	(8,552)	523	(42,384)	3,910
Other expense, net	(4,345)	(3,677)	(3,597)	(5,489)	(3,476)

Income (loss) before income tax expense (benefit)	(13,895)	(12,229)	(3,074)	(47,873)	434
Income tax expense (benefit)	(814)	(1,094)	—	(4,479)	879

Net loss	$(13,081)	$(11,135)	$(3,074)	$(43,394)	$(445)

Basic and diluted loss per share	$(0.76)	$(0.65)	$(0.18)	$(2.76)	$(0.03)

Shares used in computing basic and diluted loss per share	17,117	17,095	16,779	15,733	15,642

SELECTED BALANCE SHEET DATA:
Total assets	$33,813	$52,730	$59,392	$89,619	$146,522
Long-term debt	14,725	8,606	—	—	—
Stockholders' equity (deficit)	(16,385)	(3,381)	4,659	7,643	50,850

(1)
As detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations, results for 2003 include a pre-tax charge for restructuring and other charges of $4.8 million.

(2)
As detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations, results for 2002 include a pre-tax charge for restructuring and other charges of $6.1 million.

(3)
Results for 2000 include a pre-tax charge for restructuring, other charges, and goodwill impairment totaling $36.6 million.

(4)
Results for 1999 include a pre-tax charge for restructuring and other charges totaling $5.2 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

        Alternative Resources Corporation ("ARC" or the "Company") is a leading provider of IT services to large and mid-size customers that allow clients to staff, manage, deploy, support and operate their IT infrastructure. The IT industry is cyclical in nature and sensitive to changes in capital spending and systems development. Over the last several years the overall economic conditions have not been conducive to growth in IT spending. In addition, significant IT spending took place in advance of the year 2000 further reducing IT investments in the subsequent years.

        The Company's 2003 operating results continued to reflect the reduced level of IT spending. Many companies continue to be cautious and reduced the level of manpower devoted to support IT infrastructure as a means to reduce costs in an uncertain economic environment. This was evidenced by the Company's sharp drop in its staff augmentation business, a decline of 50% since 2001.

        The Company provides its services either as staff augmentation, or as a complete solution to the customer. In terms of the staff augmentation services, the Company has access to a wide variety of IT skills through its extensive database. These skills range from computer operations, to application programming, to network engineers up to interim Chief Information Officers. These services are billed on a time and material basis as the service is rendered.

        The solutions that the Company provides consist of service desk and desktop support services, deployment services, field services and consulting services. These services are usually memorialized in a master service agreement, which addresses the terms and conditions that define the engagement. The master service agreement is further supported by a Statement of Work "SOW", which provides the technical details of the services to be provided. The SOW is a stand-alone binding document signed by the Company and the customer outlining the project objectives, describing the personnel, detailing the project phases and deliverables and stating the project pricing. Solutions type services are billed on a fixed fee basis or on a per incident basis.

        During 2003, the Company began certain strategic initiatives in order to position itself for a return to growth and to leverage its recognized quality and customer relationships. There were four key elements to our strategy for improving the Company's long-term financial performance. First, the sales force was realigned to enable more selling of solution type sales, accomplished through increased sales and product training, and substantially upgrading of sales personnel. Second, the sales and delivery functions were more closely aligned to provide a stronger selling team to more effectively sell total solutions to the customer. Third, the Company focused on building alliances with key customers and partners. Fourth, the Company began a program to refresh all of its service offerings including the development of new technology to enhance its services.

        As background, during 2001 the Company reorganized its field structure from a branch-based model to a model organized by the functional areas of sales, recruiting and service delivery. The revised model has a primary goal of reducing costs while more effectively delivering its service offerings. After reducing costs by $23.9 million in 2001, the first full year of the new functional model, the Company further reduced costs by another $14.2 million in 2002. In order to continue to reduce costs, the Company further reorganized its service delivery function by eliminating the client support organization during the second half of 2002. This organization was previously responsible for facilitating the administrative tasks associated with maintaining a consulting workforce. In order to more effectively deal with the administration of a nationwide workforce, the Company has developed a Knowledge Center that is responsible for inward (employee) and outward (customer) issues. These issues range from personnel matters such as employee benefits and payroll to billing and credit matters. This enterprise wide service center allowed the Company to streamline its operations by centralizing virtually all administrative functions. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. Another component of this restructuring, which resulted from the reduction of personnel, was decreased requirements for office space. Consequently, the Company recorded a reserve for severances and unutilized office space that has resulted from the shift to a functional model and the efficiencies created by the Knowledge Center. In 2003, operating expenses were reduced by approximately $7.8 million based on previous restructuring actions. Additionally, during the third quarter of 2003 the Company further reduced headcount as revenues continued to decline. The reductions were in all three functions: sales, delivery and corporate. The Company anticipates that these reductions will yield an annual savings of $2.9 million in 2004.

RESTRUCTURING AND OTHER CHARGES—2003

        During the third quarter of 2003, the Company incurred a $0.5 million restructuring charge representing severance costs associated with the restructuring of the Company's sales, delivery and corporate staff. A total of 33 positions were eliminated, comprised of 11 in sales, 9 in delivery and 13 in corporate staff positions. The Company recorded an additional restructuring charge of $0.4 million in the fourth quarter of 2003 related to the severance cost of two executive employees.

        The primary components of the restructuring charge can be summarized as follows:

	Total Initial Reserve	2003 Cash Payments	Balance at December 31, 2003
	(in thousands)
Severance	$952	$(270)	$682

        The remaining severance balance at December 31, 2003 will be paid primarily during the first quarter of 2004 with the exception of three employees. Included in this charge is the severance of three executive employees that will be paid out in accordance with their respective employment agreements through December 2007. The savings expected from this headcount reduction will be approximately $2.9 million and will be fully realized during 2004.

        Additionally, the Company recorded a charge for a debt modification and the write-off of origination fees of $4.5 million related to changes made to the terms of the Senior Subordinated Convertible Notes. This was comprised of a $3.5 million debt modification charge and $1.0 million of origination fees written off. The debt modification and origination fees expense represents a non-cash adjustment and has no impact on the amount of debt ultimately owed to Wynnchurch Capital Partners, L.P. The valuation of the notes was determined based on advice from a third-party valuation specialist who utilized a valuation model. Based on the results, the fair value of the notes was determined to be $13.2 million versus the carrying value of $9.7 million. As such, a $3.5 million charge was recognized for the debt modification to recognize the fair value of the notes in the financial statements. Additionally, origination fees of $0.9 million related to these notes and $0.1 million related to the revolving credit commitment were written off due to the modifications.

RESTRUCTURING AND OTHER CHARGES—2002

        The Company recorded restructuring and other charges in the aggregate amount of $6.1 million during 2002. During the second quarter of 2002, the Company recorded a charge of $1.1 million, classified as other charges, representing the severance pay associated with the departure of the Company's former Chief Executive Officer. During the third quarter of 2002, the Company recorded a $4.7 million restructuring charge due to excess office space and the restructuring of the service delivery function. An additional $0.3 million restructuring charge was recorded in the fourth quarter, which was also due to the restructuring of the service delivery function.

        The primary activity in the restructuring reserve can be summarized as follows:

	Total Initial Reserve	2002 Cash Payments	Balance at December 31, 2002	2003 Cash Payments	Adjustment to reserve	Balance at December 31, 2003
	(in thousands)
Real estate costs	$4,328	$(569)	$3,759	$(1,659)	$(605)	$1,495
Severance	627	(362)	265	(200)	—	65
Other charges	1,100	(202)	898	(121)	—	777

Total restructuring reserve	$6,055	$(1,133)	$4,922	$(1,980)	$(605)	$2,337

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

        The $0.6 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The remaining severance balance at December 31, 2003 relates to an employee with an employment agreement. It is anticipated that this amount will be paid out through July 2004.

        The $1.1 million other charges related to the severance pay associated with the departure of the Company's former Chief Executive Officer. The remaining balance at December 31, 2003 is required to be paid in full by July 2004.

        During the third quarter of 2003, the Company reassessed its 2002 restructuring accrual requirements. Based on this review, the Company determined the remaining reserve was overstated by $0.6 million due to various real estate cost assumptions made versus actual activity. The majority of this adjustment relates to the successful early termination negotiated on the lease of the Company's previous headquarters.

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

        The following table presents year-over-year changes in revenue and gross profit from 2002 to 2003.

	Revenues	Gross Profit
	(in thousands)
2002	$158,693	$42,738
Staffing	(10,456)	(5,134)
Solutions	(10,091)	(4,907)

2003	$138,146	$32,697

        Revenue.    Revenues consist of fees earned from Staffing Services and Solutions Services. Revenue decreased $20.5 million or 13.0% from $158.7 million in 2002 to $138.1 million in 2003, primarily from the slowdown in IT spending experienced industry-wide. The Company's Solutions revenue decreased by $10.1 million or 12.8% from $78.7 million in 2002 to $68.6 million in 2003. The decline in solutions revenue was driven by declines in the Technology Deployments and Field Service offerings. The decline in the Technology Deployments revenue is attributable to the loss of a major customer. The decline in Field Services was due to the Company's largest customer of these services changing to a multi-vendor strategy. The Company's traditional staffing business decreased by $10.5 million or 13.1% from $80.0 million in 2002 to $69.5 million in 2003. The decrease in the staffing business reflects the general downturn in IT spending and more particularly, the emphasis by many companies to reduce the headcount necessary to support the IT infrastructure.

        Gross profit.    Gross profit decreased by $10.0 million or 23.4% from $42.7 million in 2002 to $32.7 million in 2003. Margins decreased by $5.1 million in the staffing service offerings due to decreased revenue and overall pricing pressure from customers. Margins in the solutions service offerings decreased by $4.9 million. The most significant factor in the margin decline was the impact on Field Service margins as the Company adjusted its workforce to effect the customers shift to multiple vendors. As a percentage of revenue, gross profit decreased by 3.2% from 26.9% in 2002 to 23.7% in 2003. The percentage decline was equally split between the two service offerings.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs and management and administrative costs. Selling, general and administrative expenses decreased by $7.8 million or 17.2% from $45.2 million in 2002 to $37.4 million in 2003. The decrease in selling, general and administrative expenses was primarily attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount. As a percentage of revenue, operating expenses decreased from 28.5% in 2002 to 27.1% in 2003.

        Restructuring and other charges.    Restructuring and other charges were $4.8 million in 2003 and $6.1 million in 2002. As a percentage of revenue, restructuring and other charges represented 3.5% in 2003 and 3.8% in 2002. As previously discussed, the restructuring and other charges in 2003 represented a $4.5 million charge for a debt modification and write-off of origination fees and a $0.9 million charge for severance costs associated with the restructuring of the Company's sales, delivery and corporate staff. The total 2003 restructuring charge is partially offset by a reduction to the 2002 restructuring reserve of $0.6 million due to a change in various real estate cost assumptions made versus actual activity.

        Other expense, net.    Other expense, net, consists primarily of interest expense on the Company's outstanding debt. Other expense, net, was $4.3 million in 2003, as compared to $3.7 million in 2002.

The increase in other expense, net, is primarily attributable to higher interest rates on the debt as well as fees paid for amendments.

        Income tax benefit.    In 2003 and 2002, the Company recorded an income tax benefit of $0.8 million and $1.1 million, respectively. The income tax benefits relates to refunds obtained due to a change in income tax law. In 2003, the benefit recorded is offset by taxes assessed in 2003 as the result of an IRS audit.

FISCAL 2002 COMPARED TO FISCAL 2001

        The following table presents year-over-year changes in revenue and gross profit from 2001 to 2002.

	Revenues	Gross Profit
	(in thousands)
2001	$209,036	$59,909
Staffing	(59,194)	(19,911)
Solutions	8,851	2,740

2002	$158,693	$42,738

        Revenue.    Revenues consist of fees earned from Staffing Services and Solutions Services. Revenue decreased $50.3 million or 24.1% from $209.0 million in 2001 to $158.7 million in 2002. The Company's Solutions revenue increased by $8.9 million or 12.7% from $69.8 million in 2001 to $ 78.7 million in 2002. The increase was attributable to increases in the Company's traditional help desk services and its' deployment services. The Company's traditional staffing business decreased by $59.2 million or 42.5% from $139.2 million in 2001 to $80.0 million in 2002. The decrease in the staffing business reflects the general downturn in IT spending and more particularly, the emphasis by many companies to reduce the headcount necessary to support the IT infrastructure.

        Gross profit.    Gross profit decreased by $17.2 million or 28.7% from $59.9 million in 2001 to $42.7 million in 2002. As a percentage of revenue, gross profit decreased by 1.8% from 28.7% in 2001 to 26.9% in 2002. The solutions business experienced a slight increase in gross margin while the staffing business decreased by 300 basis points due to the very competitive IT staffing environment.

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

        Other expense, net.    Other expense, net, consists primarily of interest expense on the Company's outstanding debt. Other expense, net, was $3.7 million in 2002, as compared to $3.6 million in 2001.

        Income tax benefit.    In 2002, the income tax benefit of $1.1 million relates to a refund obtained due to a change in income tax law. There was no benefit in 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Current liabilities exceed current assets by $12.3 million at December 31, 2003. Included in current liabilities is $11.8 million of outstanding borrowings against the revolving credit agreement that has a maturity date of January 31, 2005. The borrowings under the revolving credit agreement are classified as current in accordance with EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock Box Arrangement." The short-term debt declined by $6.7 million in 2003 primarily through the management of receivables and tax refunds.

        Net cash provided by operations was $7.8 million in 2003. Net cash provided by operations was principally the result of a decrease in accounts receivable of approximately $12.9 million, offset partially by a net loss of $13.1 million (adjusted for depreciation and amortization of $3.6 million and a charge related to the modification of debt and write-off of origination fees of $4.5 million), as well as decreases in accrued expenses and other liabilities of $2.1 million, payroll and related expenses of $1.3 million and accounts payable of $1.0 million. The significant decrease in accounts receivable was due to a payment agent agreement entered into with IBM Credit, LLC in the first quarter of 2003. This agreement provides for an expedited receipt of outstanding IBM receivables from 45 days to 15 days in exchange for a discount of 0.76%.

        Net cash used in investing activities was $0.1 million all of which was for capital spending. Beginning with the quarter ended December 31, 2003, the Company has been restricted by its credit agreement to capital spending of $50,000 per quarter.

        Net cash used in financing activities was $7.7 million for the year ended December 31, 2003 due primarily to the payments of short-term debt during 2003.

        On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital Corporation, a subsidiary of the FleetBoston Financial Corporation. Additionally, $10.0 million principal amount of Senior Subordinated Convertible Notes was sold to Wynnchurch Capital Partners, L.P., a private equity investor.

        The revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable. The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the bank's base rate plus 2.00%.

        During 2002, the Company and Fleet Capital Corporation executed four amendments to the revolving credit agreement. These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants. Both covenants were reset with tangible net worth reestablished at $2.8 million and the fixed charge covenant reestablished at an allowable shortfall of $0.7 million through October 1, 2002 and a ratio of 1:1, thereafter. In addition, the borrowing limit subject to pledged accounts receivable as collateral was reduced to $28.0 million and certain restrictions were placed on the amount of capital spending in consideration for the waiver of existing financial loan covenants.

        During 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The Fifth Amendment addressed the fact that the Company had entered into litigation with a major customer, Bluecurrent. This action eliminated that account from the Company's borrowing base creating a borrowing overadvance. The amendment allowed for an overadvance of $2.0 million through December 31, 2003. In addition, the amendment waived the events of default relative to the fixed charge and tangible net worth covenants that occurred at December 31, 2002. The tangible net worth covenant was reset at ($1.0) million and the fixed charge shortfall was set to $1.0 million through March 31, 2003 and $1.4 million up through June 30, 2003 and a ratio of 1:1, thereafter. The Sixth Amendment eliminated the requirement that any amounts received as a result of the settlement with Bluecurrent reduce the Wynnchurch Capital Partners, L.P. guarantee as discussed below. The Seventh Amendment waived the events of default as of June 30, 2003 relating to the tangible net worth and fixed charge covenants. Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5.0) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003, and $1.0 million for the six months ended December 31, 2003. The fixed charge covenant will be 1:1, thereafter. In addition, the interest rate was changed effective August 1, 2003 from the bank's base rate plus 1.00% to the base rate plus 2.00%. As of December 31, 2003, the applicable rate is 6.00%, which represents the bank's base rate plus 2.00%. The Seventh Amendment also reduced the maximum revolving credit commitment from $28.0 million to $23.0 million. The Eighth Amendment waived the events of default as of September 30, 2003 relating to the tangible net worth and fixed charge covenants. Additionally, the covenants were reset for future periods as follows: the tangible net worth covenant was reset to ($8.5) million for the quarter ending December 31, 2003 and each quarter thereafter. The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ending December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ending June 30, 2004. The fixed charge covenant will be 1:1, thereafter. Capital expenditures will also be limited to $50,000 per quarter commencing with the quarter ended December 31, 2003. The Company was in compliance with its covenants as of December 31, 2003.

        The Senior Subordinated Convertible Notes originally bore interest at 15% and are due January 31, 2009. These notes initially were convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company's election, one-half of the interest could be deferred during the first four years, subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10.0 million warrants to purchase shares of the Company's common stock at $0.55 per share. An additional 1.0 million warrants to purchase its common stock at $0.73 per share were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1.0 million contingent warrants and these warrants did not expire.

        Throughout 2002, the Company and Wynnchurch Capital Partners, L.P. executed four amendments to the securities purchase agreement. These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants. Both covenants were reset with tangible net worth reestablished at $2.6 million and the fixed charge covenant reestablished at an allowable shortfall of $0.7 million through October 1, 2002 and a ratio of .95:1, thereafter. In addition, the Company and Wynnchurch Capital, L.P. agreed to defer all quarterly cash interest payments until the Company satisfied the covenants with the senior lender, Fleet Capital Corporation.

        In 2003, in connection with an amendment to the Company's credit agreement with Fleet Capital Corporation, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2.0 million through December 31, 2003, reduced by any payments received from Bluecurrent. In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock. The exercise price of all outstanding warrants was reduced to $0.26 per share. Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company's draw and having terms equal to the outstanding 15% Senior Convertible Notes, and provided for a $0.3 million fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guarantee. The $0.3 million fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes. As of December 31, 2003, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital

Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent's initial payment of $0.9 million did not reduce the $2.0 million guarantee. However, all subsequent payments from Bluecurrent will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $0.1 million payable as interest and added to the principal amount of the notes. Under the Sixth Amendment to the securities purchase agreements, Wynnchurch Capital Partners, L.P. waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants. Additionally, the covenants were reset for the remainder of 2003 as follows: the tangible net worth covenant was reset to ($5.3) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003 and $1.0 million for the six months ending December 31, 2003. The fixed charge covenant will be 0.95:1 thereafter. In addition, the interest rate of the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum. In September 2003, Wynnchurch Capital Partners L.P. agreed to maintain its $2.0 million guarantee and not to reduce such guarantee by any payments received from Bluecurrent. In consideration for maintaining the guarantee, the Company agreed to pay Wynnchurch Capital Partners, L.P. $0.3 million payable as additional interest and added to the principal amount of the notes. The Company also executed a Seventh Amendment to the securities purchase agreement that waived the events of default that occurred as of September 30, 2003 and reset the financial covenants for future quarters. The covenants were reset for future quarters as follows; the tangible net worth covenant was reset to ($8.9) million for the quarter ended December 31, 2003 and each quarter thereafter. The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ended December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ended June 30, 2004. The fixed charge covenant will be 0.95:1 thereafter. Capital expenditures will also be limited to $52,500 per quarter commencing with the quarter ended December 31, 2003. In consideration for this waiver and for continuing to maintain the $2.0 million guarantee, Wynnchurch Capital Partners, L.P. will receive a monthly fee of $30,000 for each month such guarantee is in effect. This fee will be payable as additional interest and added to the principal amount of the notes. On March 29, 2004, a letter of agreement was executed to maintain the $2.0 million guarantee until June 30, 2004. The Company was in compliance with its covenants as of December 31, 2003. Wynnchurch Capital Partners, L.P. has waived compliance by the Company with respect to the financial covenants through January 1, 2005.

        Due to the change in the underlying terms of the Convertible Notes and Warrants, the original valuation of the warrants was reassessed during the second quarter of 2003. The fair value ascribed to these warrants was determined to be approximately $2.3 million prior to the price change and $2.4 million subsequent to the price change. This change in value ascribed to the price change of approximately $69,000 was amortized over the seven-month life of the guarantee as a non-cash interest charge. The valuation of the warrants was determined based on advice from a third-party valuation specialist who utilized a valuation model with the following inputs: measurement date of April 14, 2003; fair value of $0.23; exercise price of $0.55 prior to the price change ($0.73 for contingent warrants) and $0.26 subsequent to the price change; contractual term of 10 years from the original issue date; dividend rate of zero; volatility rate of 123.5%; and risk-free interest rate of 3.76%. A non-cash interest charge of approximately $0.3 million and $0.4 million was recorded for the years ended December 31, 2003 and 2002, respectively, related to the original valuation of the warrants in January, 2002, plus the amortization of the guarantee value.

        During the third quarter of 2003, the Company concluded that the change in interest rate combined with the change in conversion price of the convertible notes in the second quarter of 2003 met the criteria of an extinguishment of debt per EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments," as the change in the present value of the notes exceeded the present value prior to the modifications by more than 10%. The debt modification and origination fees write-off expense represents a non-cash adjustment and has no impact on the amount of debt ultimately owed to Wynnchurch Capital Partners, L.P. The valuation of the notes was determined based on advice from a third-party valuation specialist who utilized a valuation model. Based on the results, the fair value of the notes was determined to be $13.2 million versus the carrying value of $9.7 million. As such, a $3.5 million charge was recognized for the modification of debt to recognize the fair value of the notes in the financial statements. Additionally, origination fees of $0.9 million related to these notes and $0.1 million related to the revolving credit commitment were written off due to the modifications.

        The Company currently anticipates its cash balances and funds from operations, together with funds available under its credit facility should be sufficient to meet all of its anticipated cash requirements for at least the next 12 months. Wynnchurch Capital Partners, L.P. has provided a commitment up to $5.0 million of additional financing, should the need arise, on such terms as the Company, its Board of Directors and Wynnchurch Capital Partners, L.P. may agree. General economic and industry conditions could impact the Company's ability to meet anticipated cash requirements. Since the existing credit facility is secured by the assets of the Company, principally consisting of accounts receivable, these uncertainties may directly impact the availability of this credit facility. Additionally, the Company's ability to successfully meet debt covenants in future periods is a significant risk factor.

        The following summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash in the future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Senior Secured Revolving Credit	$11,789	$11,789	$—	$—	$—
Securities Purchase Agreement	13,727	—	—	—	13,727
Non-cancelable operating leases	9,287	2,882	3,062	2,407	936

Total contractual cash obligations	$34,803	$14,671	$3,062	$2,407	$14,663

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

QUARTERLY FINANCIAL RESULTS

        The following tables set forth certain unaudited quarterly results of operations of the Company for 2003 and 2002. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$36,846	$33,887	$34,374	$33,039
Cost of services	27,668	26,287	26,662	24,832

Gross profit	9,178	7,600	7,712	8,207
Selling, general and administrative expenses	9,850	9,675	9,218	8,695
Restructuring and other charges	—	—	4,403	406

Total operating expenses	9,850	9,675	13,621	9,101

Loss from operations	(672)	(2,075)	(5,909)	(894)
Other expense, net	(983)	(1,178)	(934)	(1,250)

Loss before income taxes	(1,655)	(3,253)	(6,843)	(2,144)
Income tax expense (benefit)	(1)	1	(819)	5

Net loss	$(1,654)	$(3,254)	$(6,024)	$(2,149)

Loss per share:
Basic and diluted	$(0.10)	$(0.19)	$(0.35)	$(0.12)

Weighted-average common shares outstanding:
Basic and diluted	17,117	17,117	17,117	17,117

	Three Months Ended (unaudited)
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$40,759	$38,403	$40,379	$39,152
Cost of services	29,336	27,830	29,388	29,401

Gross profit	11,423	10,573	10,991	9,751
Selling, general and administrative expenses	12,056	11,510	11,539	10,130
Restructuring and other charges	—	1,100	4,650	305

Total operating expenses	12,056	12,610	16,189	10,435

Loss from operations	(633)	(2,037)	(5,198)	(684)
Other expense, net	(811)	(928)	(959)	(979)

Loss before income taxes	(1,444)	(2,965)	(6,157)	(1,663)
Income tax expense (benefit)	(950)	(1,275)	(988)	2,119

Net loss	$(494)	$(1,690)	$(5,169)	$(3,782)

Loss per share:
Basic and diluted	$(0.03)	$(0.10)	$(0.30)	$(0.22)

Weighted-average common shares outstanding:
Basic and diluted	17,026	17,117	17,117	17,117

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

Goodwill Impairment

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement dictates that goodwill and intangible assets with indefinite useful lives should be tested for impairment at least annually, instead of being amortized on an ongoing basis. The Company has terminated its policy of amortizing goodwill on a monthly basis and performs an annual analysis of goodwill impairment, using the discounted future cash flows methodology in determining fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity," which supercedes EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at fair value. Incurred is defined as when an event obligates the entity to transfer or use assets. The recognition of termination benefits to employees will depend on whether additional service is required of the employee. If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a "minimum retention period"), the fair value of the benefits should be accrued over the time the employee renders the service. If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees. The Company adopted this statement in the year beginning January 1, 2003 and followed this guidance in the 2003 restructuring charge. This statement did not have a material effect on the Company's consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The Company accounts for employee stock options under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost was recognized and provides the disclosures required by SFAS No. 123 and SFAS No. 148.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for certain provisions related to mandatorily redeemable financial instruments, which have been deferred. The Company does not believe that the adoption of the remaining provisions of SFAS No. 150 will have a material effect on the consolidated financial statements or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At December 31, 2003, the Company had $11.8 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank's base rate would increase the annual amount of interest paid by $0.1 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i.) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii.) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  a.
  Directors of the Company

    The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

  b.
  Executive Officers of the Company

    Reference is made to "Executive Officers of the Registrant" in Part I of this Form 10-K.

  c.
  Code of Ethics

    The Company has adopted a code of ethics that applies to all of the Company's employees, including its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. This code of ethics may be obtained by making a written request addressed to the Company's Chief Financial Officer.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004, under the captions "Executive Compensation" and "Board of Directors," which information is hereby incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Certain of the information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004, under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is hereby incorporated herein by reference.

Equity Compensation Plan Information:

        Alternative Resources Corporation currently has two equity compensation plans. Details of the Company's Incentive Stock Option Plan are contained within Note 8 of the Company's consolidated financial statements. The Incentive Stock Option Plan is approved by the Company's security holders.

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

	Year ended December 31, 2003
Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,454,483	$2.38	423,113
Equity compensation plans not approved by security holders	1,050,000	$0.93	Unlimited
Total	2,504,483	$1.77	Not Applicable

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On January 31, 2002, $10.0 million principal amount of Senior Subordinated Convertible Notes was sold to Wynnchurch Capital Partners, L.P., a private equity investor. The Senior Subordinated Convertible Notes originally bore interest at 15% and are due January 31, 2009. These notes initially were convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company's election, one-half of the interest could be deferred during the first four years, subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10.0 million warrants to purchase shares of the Company's common stock at $0.55 per share. An additional 1.0 million warrants to purchase its common stock at $0.73 per share were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1.0 million contingent warrants and these warrants did not expire.

        Throughout 2002, the Company and Wynnchurch Capital Partners, L.P. executed four amendments to the securities purchase agreement. These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants. Both covenants were reset with tangible net worth reestablished at $2.6 million and the fixed charge covenant reestablished at an allowable shortfall of $0.7 million through October 1, 2002 and a ratio of .95:1, thereafter. In addition, the Company and Wynnchurch Capital, L.P. agreed to defer all quarterly cash interest payments until the Company satisfied the covenants with the senior lender, Fleet Capital Corporation.

        In 2003, in connection with an amendment to the Company's credit agreement with Fleet Capital Corporation, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2.0 million through December 31, 2003, reduced by any payments received from Bluecurrent. In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock. The exercise price of all outstanding warrants was reduced to $0.26 per share. Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company's draw and having terms equal to the outstanding 15% Senior Convertible Notes, and provided for a $0.3 million fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guarantee. The $0.3 million fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes. As of December 31, 2003, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent's initial payment of $0.9 million did not reduce the $2.0 million guarantee. However, all subsequent payments from Bluecurrent will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $0.1 million payable as interest and added to the principal amount of the notes. Under the Sixth Amendment to the securities purchase agreements, Wynnchurch Capital Partners, L.P. waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants. Additionally, the covenants were reset for the remainder of 2003 as follows: the tangible net worth covenant was reset to ($5.2) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003 and $1.0 million for the six months ending December 31, 2003. The fixed charge covenant will be 0.95:1 thereafter. In addition, the interest rate of the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum. In September 2003, Wynnchurch Capital Partners L.P. agreed to maintain its $2.0 million guarantee and not to reduce such guarantee by any payments received from Bluecurrent. In consideration for maintaining the guarantee, the Company agreed to pay Wynnchurch Capital Partners, L.P. $0.3 million payable as additional interest and added to the principal amount of the notes. The Company also executed a Seventh Amendment to the securities purchase agreement that waived the events of default that occurred as of September 30, 2003 and reset the financial covenants for future quarters. The covenants were reset for future quarters as follows; the tangible net worth covenant was reset to ($8.9) million for the quarter ended December 31, 2003 and each quarter thereafter. The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ended December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ended June 30, 2004. The fixed charge covenant will be 0.95:1 thereafter. Capital expenditures will also be limited to $52,500 per quarter commencing with the quarter ended December 31, 2003. In consideration for this waiver and for continuing to maintain the $2.0 million guarantee, Wynnchurch Capital Partners, L.P. will receive a monthly fee of $30,000 for each month such guarantee is in effect. This fee will be payable as additional interest and added to the principal amount of the notes. On March 29, 2004, a letter of agreement was executed to maintain the $2.0 million guarantee until June 30, 2004. The Company was in compliance with its covenants as of December 31, 2003. Wynnchurch Capital Partners, L.P. has waived compliance by the Company with respect to the financial covenants through January 1, 2005. Additionally, Wynnchurch Capital Partners, L.P. has

provided a commitment up to $5.0 million of additional financing, should the need arise, on such terms as the Company, its Board of Directors and Wynnchurch Capital Partners L.P. may agree.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item is set forth in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004, under the captions "Independent Accountants," which information is hereby incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

			Page
(a)	(i)	FINANCIAL STATEMENTS
		Independent Auditors' Report	34
		Consolidated Balance Sheets—as of December 31, 2003 and 2002	35
		Consolidated Statements of Operations—years ended December 31, 2003, 2002 and 2001	36
		Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2003, 2002 and 2001	37
		Consolidated Statements of Stockholders' Equity (Deficit)—years ended December 31, 2003, 2002 and 2001	38
		Consolidated Statements of Cash Flows—years ended December 31, 2003, 2002 and 2001	39
		Notes to Consolidated Financial Statements	40
	(ii)	FINANCIAL STATEMENT SCHEDULES
		Independent Auditors' Report	54
		Schedule II—Valuation and Qualifying Accounts	55
	(iii)	EXHIBITS
		Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index	28
(b)		REPORTS ON FORM 8-K:

		On November 14, 2003, the Company furnished pursuant to Items 7, 9 and 12, a Form 8-K announcing that it had issued a press release on that date, setting forth the Company's third quarter 2003 earnings and filing a copy of the press release therein.
		On November 25, 2003, the Company filed a Form 8-K reporting under Item 5, announcing the appointment of Robert P. Stanojev as President and Chief Executive Officer.

		On March 25, 2004, the Company furnished pursuant to Items 7 and 12, a Form 8-K announcing that it had issued a press release on that date, setting forth the Company's fourth quarter 2003 earnings and filing a copy of the press release therein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

ALTERNATIVE RESOURCES CORPORATION
By	/s/ ROBERT P. STANOJEV Robert P. Stanojev, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

Signature	Title

/s/ ROBERT P. STANOJEV Robert P. Stanojev	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ STEVEN PURCELL Steven Purcell	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)
/s/ JOANNE BRANDES JoAnne Brandes	Director
/s/ SYD N. HEATON Syd N. Heaton	Director
/s/ JOHN A. HATHERLY John A. Hatherly	Director
/s/ FRANK G. HAYES Frank G. Hayes	Director
/s/ RICHARD J. RENAUD Richard J. Renaud	Director
/s/ MICHAEL J. HERING Michael J. Hering	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended. Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1998. (File No. 0-23940)
3.2	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0- 23940)
4.1
Credit and Security Agreement dated January 31, 2002 among Alternative Resources Corporation, ARC Services Inc., ARC Solutions, Inc., ARC Midholding, Inc. and Writers Inc. as joint and several co-borrowers, and Fleet Capital Corporation as lender. Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.2	$30,000,000 Revolving Credit Note under the Credit and Security Agreement. Incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.3
Securities Purchase Agreement dated January 31, 2002, among Alternative Resources Corporation, Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.3 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.4
15% Senior Subordinated Convertible Promissory Note dated January 31, 2002 and due January 31, 2009 in the principal amount of $4,920,208 issued to Wynnchurch Capital Partners, L.P. Incorporated herein by reference to Exhibit 4.4 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.5
15% Senior Subordinated Convertible Promissory Note dated January 31, 2002 and due January 31, 2009 in the principal amount of $5,079,792 issued to Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.5 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.6
Stock Purchase Warrant for 4,920,208 shares of Alternative Resources Corporation common stock, dated January 31, 2002 and issued to Wynnchurch Capital Partners, L.P. Incorporated herein by reference to Exhibit 4.6 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.7
Stock Purchase Warrant for 5,079,792 shares of Alternative Resources Corporation common stock, dated January 31, 2002 and issued to Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.7 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.8
Contingent Stock Purchase Warrant for 492,021 shares of Alternative Resources Corporation common stock, dated January 31, 2002 and issued to Wynnchurch Capital Partners, L.P. Incorporated herein by reference to Exhibit 4.8 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.9
Contingent Stock Purchase Warrant for 507,979 shares of Alternative Resources Corporation common stock, dated January 31, 2002 and issued to Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.9 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).

4.10
Registration Rights Agreement dated January 31, 2002, among Alternative Resources Corporation, Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.10 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.11
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
4.12
Pledge Agreement dated January 31, 2002, among Alternative Resources Corporation, ARC Service, Inc., ARC Solutions, Inc., ARC Midholding, Inc., Writers Inc. and Fleet Capital Corporation. Incorporated herein by reference to Exhibit 4.12 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.13
Pledge Agreement dated January 31, 2002, among Alternative Resources Corporation, Wynnchurch Capital Partners, L.P., and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.13 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.14
Company Security Agreement dated January 31, 2002, among Alternative Resources Corporation, Wynnchurch Capital Partners, L.P. and Wynnchurch Capital Partners Canada, L.P. Incorporated herein by reference to Exhibit 4.14 to the Company's Form 8-K dated February 12, 2002. (File No. 0-23940).
4.15
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
4.17	First amendment to credit and security agreement dated August 7, 2002, incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-23940)
4.18
Second amendment to credit and security agreement dated August 30, 2002, incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended September 30, 2002. (File No. 0-23940)
4.19
Third amendment to credit and security agreement dated November 14, 2002, incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended September 30, 2002. (File No. 0-23940)
4.20
First amendment to the securities purchase agreement dated August 7, 2002, incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-23940)
4.21
Fourth amendment to credit and security agreement dated December 27, 2002, incorporated herein by reference to Exhibit 4.35 of the Company's Form 10-K for the period ended December 31, 2002. (File No. 0-23940)

4.22
Second amendment to securities purchase agreement dated August 30, 2002, incorporated herein by reference to Exhibit 4.36 of the Company's Form 10-K for the period ended December 31, 2002. (File No. 0-23940)
4.23
Third amendment to securities purchase agreement dated November 14, 2002, incorporated herein by reference to Exhibit 4.37 of the Company's Form 10-K for the period ended December 31, 2002. (File No. 0-23940)
4.24
Fourth amendment to securities purchase agreement dated December 27, 2002, incorporated herein by reference to Exhibit 4.38 of the Company's Form 10-K for the period ended December 31, 2002. (File No. 0-23940)
4.25
Fifth amendment to credit and security agreement dated April 14, 2003, incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q for the period ended March 31, 2003. (File No. 0-23940)
4.26
Fifth amendment to securities purchase agreement dated April 14, 2003, incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-Q for the period ended March 31, 2003. (File No. 0-23940)
4.27
First amendment to subordination and intercreditor agreement dated April 14, 2003, incorporated herein by reference to Exhibit 4.3 of the Company's Form 10-Q for the period ended March 31, 2003. (File No. 0-23940)
4.28	Guaranty agreement dated April 14, 2003, incorporated herein by reference to Exhibit 4.4 of the Company's Form 10-Q for the period ended March 31, 2003. (File No. 0-23940)
4.29
Amendment to subordinated convertible promissory notes dated April 14, 2003, incorporated herein by reference to Exhibit 4.5 of the Company's Form 10-Q for the period ended March 31, 2003. (File No. 0-23940)
4.30
Amendment to stock purchase and contingent warrants dated April 14, 2003, incorporated herein by reference to Exhibit 4.6 of the Company's Form 10-Q for the period ended March 31, 2003. (File No. 0-23940)
4.31	Sixth amendment to credit and security agreement dated July 15, 2003, incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q for the period ended June 30, 2003. (File No. 0-23940)
4.32	First amendment to the Guaranty agreement dated July 15, 2003, incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-Q for the period ended June 30, 2003. (File No. 0-23940)
4.33
Seventh amendment to credit and security agreement dated August 14, 2003, incorporated herein by reference to Exhibit 4.3 of the Company's Form 10-Q for the period ended June 30, 2003. (File No. 0-23940)
4.34
Eighth amendment to credit and security agreement dated November 14, 2003, incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q for the period ended September 30, 2003. (File No. 0-23940)
4.35
Second amendment to the Guaranty agreement dated November 14, 2003, incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-Q for the period ended September 30, 2003. (File No. 0-23940)

4.36
Sixth amendment to security purchase agreement dated August 14, 2003, incorporated herein by reference to Exhibit 4.3 of the Company's Form 10-Q for the period ended September 30, 2003. (File No. 0-23940)
4.37
Second amendment to convertible promissory notes dated August 14, 2003, incorporated herein by reference to Exhibit 4.4 of the Company's Form 10-Q for the period ended September 30, 2003. (File No. 0-23940)
4.38
Seventh amendment to security purchase agreement dated November 14, 2003, incorporated herein by reference to Exhibit 4.5 of the Company's Form 10-Q for the period ended September 30, 2003. (File No. 0-23940)

        Exhibits 10.1 through 10.10 and exhibits 10.12 through 10.21 are management contracts or compensatory plans or arrangements.

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
10.12
Executive Employment Agreement between Alternative Resources Corporation and George W. Watts dated July 1, 2002. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-023940)
10.13
Executive Separation Agreement between Alternative Resources Corporation and Raymond R. Hipp dated June 13, 2002. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-023940)

10.14
Director Agreement between Alternative Resources Corporation and Robert Stanojev dated August 5, 2002. Incorporated herein by reference to the Exhibit 10.3 to the Company's Form 10-Q for the period ended June 30, 2002. (File No. 0-023940)
10.15
Executive Employment Agreement between Alternative Resources Corporation and Bill McLendon dated September 16, 2002. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2002. (File No. 0-023940)
10.16
Executive Separation Agreement between Alternative Resources Corporation and Miner Smith dated August 2, 2002. Incorporated herein by reference to the Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2002. (File No. 0-023940)
10.17
Executive Separation Agreement between Alternative Resources Corporation and Sharon McKinney dated August 22, 2003. Incorporated herein by reference to the Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2003. (File No. 0-023940)
10.18	Executive Employment Agreement between Alternative Resources Corporation and Tracy Linne dated June 25, 2003.
10.19	Executive Separation Agreement between Alternative Resources Corporation and George W. Watts dated December 15, 2003.
10.20	Executive Separation Agreement between Alternative Resources Corporation and Vic Fricas dated December 12, 2003.
21	Subsidiaries of Alternative Resources Corporation
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTERNATIVE RESOURCES CORPORATION:

        We have audited the accompanying consolidated balance sheets of Alternative Resources Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Resources Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP
Chicago, Illinois March 30, 2004

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$19	$54
Trade accounts receivable, net of allowance for doubtful accounts, $326 in 2003 and $2,002 in 2002	21,423	34,497
Prepaid expenses	1,217	1,787
Income taxes receivable	76	94
Other receivables	42	178

Total current assets	22,777	36,610

Property and Equipment:
Office equipment	8,413	8,319
Furniture and fixtures	2,389	2,389
Software	19,786	19,726
Leasehold improvements	1,998	2,012

	32,586	32,446
Less accumulated depreciation and amortization	(25,053)	(21,448)

Net property and equipment	7,533	10,998

Other Assets:
Goodwill	2,723	2,723
Other assets	780	2,399

Total other assets	3,503	5,122

Total assets	$33,813	$52,730

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$2,213	$3,202
Short-term debt	11,789	18,501
Accounts payable	11,223	12,236
Payroll and related expenses	4,660	5,920
Accrued expenses	1,434	2,215
Accrued restructuring and other charges	3,019	4,922
Income taxes payable	697	125

Total current liabilities	35,035	47,121

Long-term debt	14,725	8,606
Other liabilities	438	384

Total liabilities	50,198	56,111

Stockholders' Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,703,104 and 17,702,819 issued and 17,117,304 and 17,117,019 outstanding at December 31, 2003 and 2002, respectively)	178	178
Additional paid-in capital	30,764	30,695
Accumulated other comprehensive income (loss)	(56)	(64)
Accumulated deficit	(42,474)	(29,393)

	(11,588)	1,416
Treasury shares, at cost (585,800 shares in 2003 and 2002, respectively)	(4,797)	(4,797)

Total stockholders' deficit	(16,385)	(3,381)

Total liabilities and stockholders' deficit	$33,813	$52,730

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenue	$138,146	$158,693	$209,036
Cost of services	105,449	115,955	149,127

Gross profit	32,697	42,738	59,909

Selling, general and administrative expenses	37,438	45,235	59,386
Restructuring and other charges	4,809	6,055	—

Operating expenses	42,247	51,290	59,386

Income (loss) from operations	(9,550)	(8,552)	523
Other expense, net	(4,345)	(3,677)	(3,597)

Loss before income tax benefit	(13,895)	(12,229)	(3,074)
Income tax benefit	(814)	(1,094)	—

Net loss	$(13,081)	$(11,135)	$(3,074)

Net loss per share:
Basic and diluted	$(0.76)	$(0.65)	$(0.18)

Shares used to compute net loss per share:
Basic and diluted	17,117	17,095	16,779

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Net loss	$(13,081)	$(11,135)	$(3,074)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	8	(20)	5
Unrealized holding gain on security, net of tax:
Reclassification adjustment for gain included in loss, net of tax	—	—	(221)

Other comprehensive income (loss)	8	(20)	(216)

Comprehensive loss	$(13,073)	$(11,155)	$(3,290)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

										Accumulated Other Comprehensive Income
	Preferred Stock		Common Stock		Treasury Stock				Retained Earnings (Accumulated Deficit)	Unrealized Gain (Loss) on Available- For-Sale Securities
							Additional Paid-In Capital	Deferred Compensation			Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2000	—	$—	17,391	$174	(586)	$(4,797)	$27,425	$(318)	$(15,013)	$221	$(49)	$7,643
Amortization of restricted stock deferred compensation	—	—	—	—	—	—	—	221	—	—	—	221
Cancellation of restricted common stock	—	—	(130)	(1)	—	—	(13)	—	—	—	—	(14)
Issuance of common stock to employee stock purchase plan	—	—	296	3	—	—	146	—	—	—	—	149
Payments to employee stock purchase plan	—	—	—	—	—	—	(50)	—	—	—	—	(50)
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	5	5
Realized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(221)	—	(221)
Net loss	—	—	—	—	—	—	—	—	(3,074)	—	—	(3,074)

Balance at December 31, 2001	—	—	17,557	176	(586)	(4,797)	27,508	(97)	(18,087)	—	(44)	4,659
Amortization of restricted stock deferred compensation	—	—	—	—	—	—	—	97	—	—	—	97
Cancellation of restricted common stock	—	—	—	—	—	—	(31)	—	—	—	—	(31)
Issuance of common stock to employee stock purchase plan	—	—	146	2	—	—	83	—	—	—	—	85
Value assigned to warrants issued	—	—	—	—	—	—	3,135	—	—	—	—	3,135
Dividends paid, stockholder rights plan	—	—	—	—	—	—	—	—	(171)	—	—	(171)
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	—	—	(11,135)	—	—	(11,135)

Balance at December 31, 2002	—	—	17,703	178	(586)	(4,797)	30,695	—	(29,393)	—	(64)	(3,381)
Value assigned to warrants issued	—	—	—	—	—	—	69	—	—	—	—	69
Translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	—	—	—	(13,081)	—	—	(13,081)

Balance at December 31, 2003	—	$—	17,703	$178	(586)	$(4,797)	$30,764	$—	$(42,474)	$—	$(56)	$(16,385)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,081)	$(11,135)	$(3,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,605	4,143	5,423
Realized net gain on sales of securities	—	—	(221)
Deferred income taxes	—	—	(218)
Provision for doubtful accounts	125	1,257	324
Deferred compensation on restricted shares	—	97	221
Non-cash interest expense from deferred financing costs	551	509	—
Non-cash interest expense from accretion of warrants	293	409	—
Non-cash interest expense from security purchase agreement	2,354	1,330	—
Non-cash expense of debt modification charge and origination fee write-off	4,463	—	—
Impairment of fixed assets	—	24	19
Changes in assets and liabilities:
Trade accounts receivable	12,949	735	20,311
Prepaid expenses	570	304	(766)
Income taxes	18	1,403	5,562
Other receivables	136	56	61
Other assets	145	(1,269)	(520)
Accounts payable	(1,013)	(647)	(1,170)
Payroll and related expenses	(1,260)	(1,941)	(3,066)
Accrued expenses and other liabilities	(2,058)	4,938	(3,494)

Net cash provided by (used in) operating activities	7,797	213	19,392

Cash flows from investing activities:
Purchases of property and equipment	(140)	(572)	(1,843)
Proceeds from sale of investment	—	—	639

Net cash used in investing activities	(140)	(572)	(1,204)

Cash flows from financing activities:
Proceeds from short-term debt	209,836	230,325	306,162
Payments on short-term debt	(216,548)	(238,701)	(323,251)
Proceeds from issuance of debt and warrants	—	10,000	—
Cash paid for cancellation of stockholder rights plan	—	(171)	—
Payments to employee stock purchase plan	—	—	(50)
Proceeds from issuance of shares to the employee stock purchase plan	—	55	146
Cash overdraft	(989)	(1,202)	(1,108)

Net cash provided by (used in) financing activities	(7,701)	306	(18,101)

Effect of exchange rate changes on cash and cash equivalents	9	(20)	(74)

Net increase (decrease) in cash and cash equivalents	(35)	(73)	13
Cash and cash equivalents at beginning of year	54	127	114

Cash and cash equivalents at end of year	$19	$54	$127

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,067	$1,400	$3,536
Cash paid for income taxes	$9	$30	$141
Cash refunds received for income taxes	$1,401	$2,627	$5,586

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

        Alternative Resources Corporation ("ARC" or the "Company") was incorporated in Delaware on March 8, 1988 and is a leading provider of information technology services. The Company has developed a significant, high quality business in the IT staffing industry with an emphasis on Help Desk, Desktop Support, Technology Deployment Service, and Field Service offerings. The Company also has a consulting practice that supports those service offerings. The Company operates through 8 field offices with over 55 personnel in field sales, supported by 35 recruiters. The majority of the Company's sales and recruiting personnel operate from home, creating a virtual network. The Company serves Fortune 1000 and mid-sized clients throughout the United States and Canada.

Principles of Consolidation

        The operations of the Company are conducted through a parent holding company, three operating subsidiaries and three affiliates. The accompanying financial statements include the consolidated financial position and results of operations of the Company and its subsidiaries with all intercompany transactions eliminated.

Segment Information

        Management has considered the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has determined that the Company has one operating segment. ARC provides its services through two primary service lines called ARC Staffing Services and ARC Solutions Services. These service lines do not meet the definition of a "segment" within the meaning of SFAS No. 131, as discrete financial information is unavailable. To date, discrete information by service line has not been considered relevant by management for purposes of making decisions about allocations of resources, as both service lines share the same pool of technical resources and client base, as well as the same distribution model.

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

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortization of goodwill effective January 1, 2002. Goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The review is a two-step process beginning with an estimation of the fair value of the reporting unit. The first step is a screen for impairment and the second step measures the amount of any impairment. The fair value amounts are determined by discounting future cash flows of the reporting unit as developed by management. The Company performed its annual impairment test on December 31, 2003, the results of which did not indicate an impairment.

        The following table illustrates the pro-forma impact of the goodwill amortization on the Company's 2001 net loss:

2001
(in thousands)
Reported net loss	$(3,074)
Add: goodwill amortized (net of tax)	76

Adjusted net loss	$(2,998)

Reported loss per share	$(0.18)
Impact on loss per share	—

Adjusted loss per share	$(0.18)

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets ranging from two to seven years. Software includes development costs for internal IT projects currently in progress and will be amortized upon completion over two to seven years. Leasehold improvements are amortized using the straight-line method over the life of the related leases, generally three to five years.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of the assets is less then the sum of the future undiscounted cash flows such assets are considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows of the assets. The discount rate used is the Company's expected rate of return. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," which updated Topic 13, "Revenue Recognition," to be consistent with other authoritative literature. The Company adopted SAB 104 in the fourth quarter of 2003. The implementation of SAB 104 did not have a material effect on the financial position or results of operations of the Company.

        In December 2001, the FASB staff issued Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("Topic D-103"), subsequently recharacterized as Emerging Issues Task Force "EITF" No. 01-14, which is effective for fiscal years beginning after December 15, 2001. EITF No. 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Comparative financial statements for prior periods must be conformed to this presentation. The Company historically recorded rebilled out-of-pocket expenses as an offset to the related expense. Effective January 1, 2002, the Company changed its presentation to reflect rebilled expenses as revenue and also conformed the presentation for prior periods. The impact of adopting this pronouncement resulted in the reclassification of $7.3 million of expenses to 2001.

Concentration of Credit Risk

        The Company provides services to clients including systems integrators, telecommunications companies, banking and financial services entities, manufacturers, distributors, health care providers, and utilities throughout the United States. In 2003, 2002 and 2001, the largest client accounted for approximately 22%, 25% and 20%, the second largest client accounted for approximately 21%, 17% and 17% and the third largest client accounted for 4%, 5% and 5% of the Company's total revenues, respectively.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and tax loss carryforwards and credits and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        Historically, the pro forma effects noted below included the impact of restricted shares issued in November 2000. The table excludes the impact of restricted shares.

        The following data reflect the pro forma effects of the stock-based compensation cost for the Company's stock option transactions in accordance with SFAS No. 123 and SFAS No. 148:

	2003	2002	2001
	(in thousands, except per share data)
Net loss, as reported	$(13,081)	$(11,135)	$(3,074)
Pro forma compensation expense	(312)	(399)	(510)

Pro forma net loss	$(13,393)	$(11,534)	$(3,584)

Diluted loss per share:
As reported	$(0.76)	$(0.65)	$(0.18)
Pro forma	(0.78)	(0.67)	(0.21)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.8%, 4.3%, and 4.6%; expected lives of 7, 7 and 4 years; expected volatility of 165%, 112% and 101%; and no dividends expected to be paid.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, except for debt, approximate their fair values due to the short maturity of these instruments. The carrying amount of debt approximates its fair value given its interest rate is comparable to a similar rate that could be obtained on other debt instruments.

Computation of Earnings Per Share

        Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options and warrants which are in-the-money using the treasury stock method. Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At December 31, 2003, 2002 and 2001, potentially dilutive securities consisted of options to purchase 1,490 thousand, 30 thousand and 60 thousand shares of common stock, respectively. In addition, the Company issued 11.0 million warrants to purchase common stock in connection with its debt refinancing described in Note 3. These warrants are also potentially dilutive securities as of December 31, 2003 and 2002.

Reclassification

        Certain prior year balances have been reclassified in order to conform to the current year presentation.

2.     RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Charges—2003

        During the third quarter of 2003, the Company incurred a $0.5 million restructuring charge representing severance costs associated with the restructuring of the Company's sales, delivery and corporate staff. A total of 33 positions were eliminated, comprised of 11 in sales, 9 in delivery and 13 in corporate staff positions. The Company recorded an additional restructuring charge of $0.4 million in the fourth quarter of 2003 related to the severance cost of two executive employees.

        The primary components of the restructuring charge can be summarized as follows:

	Total Initial Reserve	2003 Cash Payments	Balance at December 31, 2003
	(in thousands)
Severance	$952	$(270)	$682

        The remaining severance balance at December 31, 2003 will be paid primarily during the first quarter of 2004 with the exception of three employees. Included in this charge is the severance of three executive employees that will be paid out in accordance with their respective employment agreements through December 2007.

        During the third quarter of 2003, the Company reassessed its 2002 restructuring accrual requirements. Based on this review, the Company determined the remaining reserve was overstated by $0.6 million due to various real estate cost assumptions made versus actual activity. The majority of this adjustment relates to the successful early termination negotiated on the lease of the Company's previous headquarters.

        Additionally, the Company recorded a charge for a debt modification and the write-off of origination fees of $4.5 million related to changes made to the terms of the Senior Subordinated Convertible Notes. This was comprised of a $3.5 million debt modification charge and $1.0 million of origination fees written off. The debt modification and origination fees write-off expense represents a non-cash adjustment and has no impact on the amount of debt ultimately owed to Wynnchurch Capital Partners, L.P. The valuation of the notes was determined based on advice from a third-party valuation specialist who utilized a valuation model. Based on the results, the fair value of the notes was determined to be $13.2 million versus the carrying value of $9.7 million. As such, a $3.5 million charge was recognized for the debt modification to recognize the fair value of the notes in the financial statements. Additionally, origination fees of $0.9 million related to these notes and $0.1 million related to the revolving credit commitment were written off due to the modifications.

Restructuring and Other Charges—2002

        The Company recorded restructuring and other charges in the aggregate amount of $6.1 million during 2002. During the second quarter of 2002, the Company recorded a charge of $1.1 million, classified as other charges, representing the severance pay associated with the departure of the Company's former Chief Executive Officer. During the third quarter of 2002, the Company recorded a $4.7 million restructuring charge due to excess office space and the restructuring of the service delivery function. An additional $0.3 million restructuring charge was recorded in the fourth quarter, which was also due to the restructuring of the service delivery function. The primary components of the restructuring and other charges can be summarized as follows:

        The primary activity in the restructuring reserve can be summarized as follows:

	Total Initial Reserve	2002 Cash Payments	Balance at December 31, 2002	2003 Cash Payments	Adjustment to reserve	Balance at December 31, 2003
	(in thousands)
Real estate costs	$4,328	$(569)	$3,759	$(1,659)	$(605)	$1,495
Severance	627	(362)	265	(200)	—	65
Other charges	1,100	(202)	898	(121)	—	777

Total restructuring reserve	$6,055	$(1,133)	$4,922	$(1,980)	$(605)	$2,337

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

        During the third quarter of 2003, the Company reassessed its 2002 restructuring accrual requirements. Based on this review, the Company determined the remaining reserve was overstated by $0.6 million due to various real estate cost assumptions made versus actual activity. The majority of this adjustment relates to the successful early termination negotiated on the lease of the Company's previous headquarters.

        The $0.6 million severance charge related to head-count reductions associated with centralizing the service delivery organization as part of a re-engineering exercise. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The remaining severance balance at December 31, 2003 relates to an employee with an employment agreement. It is anticipated that this amount will be paid out through July 2004.

        The $1.1 million other charges related to the severance pay associated with the departure of the Company's former Chief Executive Officer. The remaining balance at December 31, 2003 is required to be paid in full by July 2004.

3.     BORROWINGS

Short-Term Borrowings:

        On January 31, 2002, the Company replaced its existing bank line with a $30.0 million senior secured revolving credit facility with Fleet Capital Corporation, a subsidiary of the FleetBoston Financial Corporation.

        The $30.0 million revolving credit facility is secured by the assets of the Company, principally consisting of accounts receivable. The credit facility has a three-year term and bears interest at LIBOR plus 3.25% or the bank's base rate plus 2.00%.

        Although the Senior Secured Revolving Credit facility is classified as short-term, the facility has an expiration date of January 31, 2005. The Company has classified this instrument as current based on the requirements of EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

        Throughout 2002, the Company and Fleet Capital Corporation executed four amendments to the revolving credit agreement. These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants. Both covenants were reset with tangible net worth reestablished at $2.8 million and the fixed charge covenant reestablished at an allowable shortfall of $0.7 million through October 1, 2002 and a ratio of 1:1, thereafter. In addition, the borrowing limit subject to pledged accounts receivable as collateral was reduced to $28.0 million and certain restrictions were placed on the amount of capital spending in consideration for the waiver of existing financial loan covenants.

        In 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The Fifth Amendment addressed the fact that the Company had entered into litigation with a major customer, Bluecurrent. This action eliminated that account from the Company's borrowing base creating a borrowing overadvance. The amendment allows for an overadvance of $2.0 million through December 31, 2003. In addition, the amendment waived the events of default relative to the fixed charge and tangible net worth covenants that occurred at December 31, 2002. The tangible net worth covenant was reset at ($1.0) million and the fixed charge shortfall was set to $1.0 million through March 31, 2003 and $1.4 million up through June 30, 2003 and a ratio of 1:1, thereafter. The Sixth Amendment eliminated the requirement that any amounts received as a result of the settlement with Bluecurrent reduce the Wynnchurch Capital Partners, L.P. guarantee as discussed below. The Seventh Amendment waived the events of default as of June 30, 2003 relating to the tangible net worth and fixed charge covenants. Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5.0) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003, and $1.0 million for the six months ended December 31, 2003. The fixed charge covenant will be 1:1, thereafter. In addition, the interest rate was changed effective August 1, 2003 from the bank's base rate plus 1.00% to the base rate plus 2.00%. As of December 31, 2003, the applicable rate is 6.00%, which represents the bank's base rate plus 2.00%. The Seventh Amendment also reduced the maximum revolving credit commitment from $28.0 million to $23.0 million. The Eighth Amendment waived the events of default as of September 30, 2003 relating to the tangible net worth and fixed charge covenants. Additionally, the covenants were reset for future periods as follows: the tangible net worth covenant was reset to ($8.5) million for the quarter ending December 31, 2003 and each quarter thereafter. The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ending December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ending June 30, 2004. The fixed charge covenant will be 1:1, thereafter. Capital expenditures will also be limited to $50,000 per quarter commencing with the quarter ended December 31, 2003. The Company was in compliance with its covenants as of December 31, 2003.

Long-Term Borrowings:

        On January 31, 2002, $10.0 million principal amount of Senior Subordinated Convertible Notes was sold to Wynnchurch Capital Partners, L.P., a private equity investor.

        The Senior Subordinated Convertible Notes originally bore interest at 15% and are due January 31, 2009. These notes were initially convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company's election, one-half of the interest could be deferred during the first four years, subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10.0 million warrants to purchase shares of the Company's common stock at $0.55 per share. An additional 1.0 million warrants to purchase its common stock at $0.73 per share were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met. As of December 31, 2002, the Company did not meet the specific performance measures related to the 1.0 million contingent warrants and these warrants did not expire.

        Throughout 2002, the Company and Wynnchurch Capital Partners, L.P. executed four amendments to the securities purchase agreement. These amendments were required to waive events of default that occurred relative to the fixed charge and tangible net worth covenants. Both covenants were reset with tangible net worth reestablished at $2.6 million and the fixed charge covenant reestablished at an allowable shortfall of $0.7 million through October 1, 2002 and a ratio of .95:1, thereafter. In addition, the Company and Wynnchurch Capital, L.P. agreed to defer all quarterly cash interest payments until the Company satisfied the covenants with the senior lender, Fleet Capital Corporation.

        In 2003, in connection with an amendment to the Company's credit agreement with Fleet Capital Corporation, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2.0 million through December 31, 2003, reduced by any payments received from Bluecurrent. In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock. The exercise price of all outstanding warrants was reduced to $0.26 per share. Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company's draw and having terms equal to the outstanding 15% Senior Convertible Notes, and provided for a $0.3 million fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guarantee. The $0.3 million fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes. As of December 31, 2003, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent's initial payment of $0.9 million did not reduce the $2.0 million guarantee. However, all subsequent payments from Bluecurrent will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $0.1 million payable as interest and added to the principal amount of the notes. Under the Sixth Amendment to the securities purchase agreements, Wynnchurch Capital Partners, L.P. waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants. Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5.2) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003 and $1.0 million for the six months ending December 31, 2003. The fixed charge covenant will be 0.95:1 thereafter. In addition, the interest rate of the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum. In September 2003, Wynnchurch Capital Partners L.P. agreed to maintain its $2.0 million guarantee and not to reduce such guarantee by any payments received from Bluecurrent. In consideration for maintaining the guarantee, the Company agreed to pay Wynnchurch Capital Partners, L.P. $0.3 million payable as additional interest and added to the principal amount of the notes. The Company also executed a Seventh Amendment to the securities purchase agreement that waived the events of default that occurred as of September 30, 2003 and reset the financial covenants for future quarters. The covenants were reset for future quarters as follows: the tangible net worth covenant was reset to $(8.9) million for the quarter ended December 31, 2003 and each quarter thereafter. The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ended December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ended June 30, 2004. The fixed charge covenant will be 0.95:1 thereafter. Capital expenditures will also be limited to $52,500 per quarter commencing with the quarter ended December 31, 2003. In consideration for this waiver and for continuing to maintain the $2.0 million guarantee, Wynnchurch Capital Partners, L.P. will receive a monthly fee of $30,000 for each month such guarantee is in effect. This fee will be payable as additional interest and added to the principal amount of the notes. On March 29, 2004, a letter of agreement was executed to maintain the $2.0 million guarantee until June 30, 2004. The Company was in compliance with its covenants as of December 31,

2003. Wynnchurch Capital Partners, L.P. has waived compliance by the Company with respect to the financial covenants through January 1, 2005. Additionally, Wynnchurch Capital Partners, L.P. has provided a commitment up to $5.0 million of additional financing, should the need arise, on such terms as the Company, its Board of Directors and Wynnchurch Capital Partners, L.P. may agree.

        Due to the change in the underlying terms of the Convertible Notes and Warrants, the original valuation of the warrants was reassessed during the second quarter of 2003. The fair value ascribed to these warrants was determined to be approximately $2.3 million prior to the price change and $2.4 million subsequent to the price change. This change in value ascribed to the price change of approximately $69,000 is being amortized over the seven-month life of the guarantee as a non-cash interest charge. The valuation of the warrants was determined based on advice from a third-party valuation specialist who utilized a valuation model with the following inputs: measurement date of April 14, 2003; fair value of $0.23; exercise price of $0.55 prior to the price change ($0.73 for contingent warrants) and $0.26 subsequent to the price change; contractual term of 10 years from the original issue date; dividend rate of zero; volatility rate of 123.5%; and risk-free interest rate of 3.76%. A non-cash interest charge of approximately $0.4 million and $0.3 million was recorded for the years ended December 31, 2002 and 2003, respectively, related to the original valuation of the warrants in January 2002, plus the amortization of the guarantee value.

        During the third quarter of 2003, the Company concluded that the change in interest rate combined with the change in conversion price of the convertible notes in the second quarter of 2003 met the criteria of an extinguishment of debt per EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments," as the change in the present value of the notes exceeded the present value prior to the modifications by more than 10%. The debt modification and origination fees write-off expense represents a non-cash adjustment and has no impact on the amount of debt ultimately owed to Wynnchurch Capital Partners, L.P. The valuation of the notes was determined based on advice from a third-party valuation specialist who utilized a valuation model. Based on the results, the fair value of the notes was determined to be $13.2 million versus the carrying value of $9.7 million. As such, a $3.5 million charge was recognized for the modification of debt to recognize the fair value of the notes in the financial statements. Additionally, origination fees of $0.9 million related to these notes and $0.1 million related to the revolving credit commitment were written off due to the modifications.

        As of December 31, 2003, the Company has three irrevocable standby letters of credit for $1.8 million, which expire as follows: $0.5 million on November 1, 2004, $0.5 million on November 15, 2004, and $0.8 million on December 31, 2004.

        The principal portion of long-term debt becomes due as follows:

Year ending December 31,	(in thousands)
2004	$11,789
2005	—
2006	—
2007	—
2008	—
2009 and thereafter	13,727

Total	$25,516

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

4.     LEASES

        The Company leases its office facilities under noncancelable operating leases. Rental expense for operating leases during 2003, 2002 and 2001 was $1.2 million, $2.5 million and $2.8 million, respectively.

        Future minimum lease payments and sublease income under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003, are:

Year ending December 31,	Operating Lease Payments	Operating Sublease Income
	(in thousands)
2004	$2,882	$(838)
2005	1,796	(219)
2006	1,266	(25)
2007	1,186	—
2008	1,221	—
Thereafter	936	—

Total	$9,287	$(1,082)

5.     OTHER EXPENSE, NET

        Other expense, net, for the years ended December 31, 2003, 2002 and 2001 is comprised of the following:

	2003	2002	2001
	(in thousands)
Interest income	$9	$72	$373
Interest expense	(4,354)	(3,749)	(4,319)
Gain on sale of security	—	—	349

	$(4,345)	$(3,677)	$(3,597)

6.     INCOME TAXES

        Income tax expense (benefit) is summarized as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Current:
Federal	$(817)	$(1,068)	$120
State	3	(26)	98
Foreign	—	—	—

Total current	(814)	(1,094)	218

Deferred:
Federal	—	—	(728)
State	—	—	510

Total deferred	—	—	(218)

	$(814)	$(1,094)	$—

        The reasons for the difference between the effective tax rate and the corporate federal income tax rate for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(in thousands)
Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Items affecting federal income tax rate:
State income taxes, net of federal tax benefits	(3.0)%	(3.3)%	5.0%
Valuation allowance	41.9%	14.1%	28.8%
Nondeductible amortization and impairment charges	—%	—%	0.9%
Nondeductible original issue discount interest expense	1.6%	1.2%	—%
Nondeductible accretion of warrants	0.8%	1.1%	—%
Receipt of prior year refund	(9.9)%	—	—
Tax liability	4.1%	—	—
Reduction of prior year net operating loss	—%	6.2%	—%
Other permanent differences	(6.4)%	6.7%	0.3%

Effective income tax rate	(5.9)%	(9.0)%	—%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Deferred tax assets:
Property and equipment—depreciation	$627	$37
Net operating loss	4,980	1,938
Lease cancellation accrual	923	1,903
Receivable reserves	130	801
Deferred rent payable	155	141
Accrued liabilities	3,453	797

Gross deferred tax assets	10,268	5,617
Valuation allowance	(8,451)	(2,623)

Net deferred tax assets	1,817	2,994

Deferred tax liabilities:
Software development costs	(1,750)	(2,723)
Prepaid assets	(67)	(271)

Gross deferred tax liabilities	(1,817)	(2,994)

Net deferred tax liability	$—	$—

        At December 31, 2003, the Company had gross federal and state net operating loss carryforwards of $10.6 million and $26.4 million, respectively, which are available to offset taxable income through 2023. The Company recognized a net tax benefit of $0.8 million. The net tax benefit is comprised of a refund of $1.4 million received due to a change in the tax law, offset by $0.6 million in taxes assessed for prior years as the result of an IRS audit in 2003.

        Prior to 2001, no valuation allowance for deferred tax assets had been recorded as the Company believed it was more likely than not that the deferred tax assets would be realized in the future. Beginning in 2001, a valuation allowance was established for the net deferred tax asset given the uncertainty with respect to the future realization of deferred tax assets. This valuation allowance is required given that the net operating losses have no remaining carryback potential and the lack of ability to accurately forecast taxable income over the 20 year net operating loss carryforward period. The change in the valuation allowance was $5.8 million.

7.     EMPLOYEE SAVINGS PLAN

        The Company sponsors a 401(k) plan ("the Plan"). The Plan covers each employee who has completed 1,000 hours of service in a 12-month period commencing with the start of employment. The Company, in an amount to be determined at the Company's discretion, bases contributions to the Plan on percentages of employee salaries, plus a matching contribution, which was discontinued by the Company effective March 31, 2002. Vesting in the Company's contributions is based on length of service over a five-year period. Contributions by the Company on behalf of all employees approximated $0.0, $0.2 million and $0.6 million during 2003, 2002 and 2001, respectively.

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

        During 2000, the Company issued 1,240,000 restricted shares of the Company's stock pursuant to the Option Plan. The shares were issued with certain restrictions relating to each employee remaining employed with the Company. The restrictions lapsed in April and July of 2001, with a remaining portion lapsing in July 2002. In connection with the issuance of the restricted stock, 945,000 previously issued stock options were cancelled. Total deferred compensation related to the restricted stock issuance was $378,000; of which, $97,000 and $221,000 was amortized as an operating expense in 2002 and 2001, respectively.

        During 2001, the Company issued 83,000 and 175,000 stock options and non-qualified stock options, respectively, pursuant to the Option Plan. These options were granted at fair market value and thus, the Company did not record compensation expense as a result of these option grants.

        During 2002, the Company issued 1,550,000 non-qualified stock options outside the Option Plan in connection with executive management and director changes. These options were issued at the fair market value as of the date of the grant. The terms and conditions of these grants are similar to the terms and conditions of options granted under the Option Plan with the exception that they provide for accelerated vesting upon a change in control of the Company. In addition to the non-qualified stock options issued outside of the Option Plan, the Company issued 615,000 non-qualified stock options, pursuant to the Option Plan.

        During 2003, the Company issued 731,500 stock options, pursuant to the Option Plan.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.8%, 4.3%, and 4.6%; expected lives of 7, 7 and 4 years; expected volatility of 165%, 112% and 101%; and no dividends expected to be paid.

        Historically, the following table included the impact of restricted shares issued in November 2000. The table excludes the impact of restricted shares.

        Stock option transactions for the years ended December 31, 2001, 2002 and 2003 are summarized as follows:

	Shares	Weighted Average Exercise Price
	(in thousands, except per share data)
Balance at December 31, 2000	1,620	$8.48
Options granted	258	0.51
Options cancelled	(457)	2.22
Options exercised	—	—

Balance at December 31, 2001	1,421	8.13
Options granted	2,165	1.21
Options cancelled	(1,044)	7.67
Options exercised	—	—

Balance at December 31, 2002	2,542	2.31
Options granted	731	0.36
Options cancelled	(769)	2.03
Options exercised	—	—

Balance at December 31, 2003	2,504	$1.77

        As of December 31, 2003, 2002 and 2001, there were 1.1 million, 0.4 million and 0.5 million options exercisable, with weighted average exercise prices of $3.44, $7.71 and $9.81, respectively. As of December 31, 2003, there were 0.4 million stock options available for future grants under the Company's Incentive Stock Option Plan.

        The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(shares in thousands)
$0.28-$0.45	1,535	8.95	$0.38	319	$0.38
$0.46-$0.90	270	8.46	0.56	163	0.57
$0.91-$1.35	159	6.44	1.23	141	1.23
$1.36-$2.50	301	8.50	2.41	194	2.37
$2.51-$9.99	10	5.38	7.88	10	7.88
$10.00-$20.00	214	4.53	10.83	214	10.83
$20.01-$38.12	15	3.52	26.35	15	26.35
$0.28-$38.12	2,504	8.26	$1.77	1,056	$3.44

9.     EMPLOYEE STOCK PURCHASE PLAN

        In 1995, the stockholders of the Company approved the Alternative Resources Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan"). An aggregate of 300,000 shares of the Company's common stock (subject to adjustment for any dividend, stock split or other relevant changes in the Company's capitalization) were originally authorized to be sold pursuant to the Stock Purchase Plan. In 1999, an additional 300,000 shares of the Company's common stock were approved by the stockholders for sale through the Employee Stock Purchase Plan. The Stock Purchase Plan covered each employee who had completed 1,000 hours of service during the last 12 calendar months preceding the enrollment date. The Stock Purchase Plan enabled employees to purchase the Company's common stock at 85% of the market price. Employees were allowed to purchase the Company's common stock through the Stock Purchase Plan only by payroll deduction. Payroll deductions could not exceed 20% of the employees' gross pay or $21,250 in any one-year. In 2001, the Company's matching portion to the Stock Purchase Plan amounted to $0.1 million and was in the form of cash contributions and direct issuance of common stock. In 2002, the Company's matching portion to the Stock Purchase Plan was in the form of direct issuance of common stock. The number of shares purchased was approximately 296,000, and 146,000 for the years ended December 31, 2001 and 2002, respectively. Effective March 31, 2002, the Stock Purchase Plan was terminated.

54

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTERNATIVE RESOURCES CORPORATION:

        Under date of March 30, 2004, we reported on the consolidated balance sheets of Alternative Resources Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois March 30, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

(in thousands)

Description	Balance at Beginning of Year	Charged to Operations	Writeoffs	Balance at End of Year
2003:
Allowance for doubtful accounts	$2,002	$125	$1,801	$326
2002:
Allowance for doubtful accounts	1,179	1,257	434	2,002
2001:
Allowance for doubtful accounts	1,503	324	648	1,179

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
  ITEM 9A. CONTROLS AND PROCEDURES
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
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ALTERNATIVE RESOURCES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
ALTERNATIVE RESOURCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2003, 2002, and 2001 (in thousands)