Form 10-K/A
period 2003-12-31
ALTERNATIVE RESOURCES CORP
filed 2004-04-28
CIK 920521

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No. ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No. ☒

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

        As of April 27, 2004, 17,117,304 shares of the registrant's common stock were outstanding.

        Documents Incorporated by Reference: None

EXPLANATORY NOTE:

        This Amendment No. 1 to the Annual Report on Form 10-K of Alternative Resources Corporation ("ARC" or the "Company") for the year ended December 31, 2003 has been filed to include (i) information required by Items 10, 11, 12 and 14 of Part III of Form 10-K, which originally was omitted in reliance on General Instruction G(3) thereto and (ii) the filing of certain additional required Exhibits as specified under Item 15. The Company has made no other changes to its previously filed Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  a.
  DIRECTORS OF THE COMPANY

    The following table includes certain information with respect to the Company's board of directors:

Name and Age	Director Since:	Principal Occupation and Other Information
Robert Stanojev (62)	August 2002	Mr. Stanojev has served as President and Chief Executive Officer of the Company since November 2003 and has served as Chairman of the Board since August 2002. Prior to joining the Company, Mr. Stanojev was a partner with Cap Gemini Ernst & Young U.S. (and its predecessors, including Ernst & Young Consulting), from 1972 to 2002 where he served most recently as a Senior Partner and as Global Director of Sales and Marketing. Prior to his career with Ernst & Young, Mr. Stanojev held various technical and sales positions with RCA Corporation.
Steven Purcell (53)	May 1999
Mr. Purcell joined the Company in August 1998 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. He was elected to the Board of Directors in May 1999. Prior to joining the Company, he was Chief Financial Officer for American Business Information, a provider of business and consumer data and data processing services. From 1991 to 1996 he served as Vice President—Finance, Chief Financial Officer and Treasurer, of Micro Warehouse, a direct marketer of hardware, software and accessories. From 1985 to 1991, he worked for Electrocomponents, PLC, a London-based distributor of electrical products, serving as Chief Executive Officer for its Misco, Inc. subsidiary and, prior to that, as Vice President—Finance for Electrocomponents, Inc., the U.S. holding company.
JoAnne Brandes (50)	August 1994
Ms. Brandes has been Executive Vice President, General Counsel and Secretary for Johnson Diversey, Inc., a worldwide commercial products and solutions company, since October 1997. Ms. Brandes was Vice President, General Counsel—Worldwide Professional for S.C. Johnson & Son, Inc., from October 1996 to October 1997, and was Vice President—Corporate Communications Worldwide for S.C. Johnson & Son, Inc. from October 1994 to October 1996. From May 1992 through September 1994, she was Director—Corporate Communications Worldwide for S.C. Johnson & Son, Inc. Ms. Brandes currently serves on the Boards of Directors of Bright Horizons Family Solutions and Johnson Family Funds, Inc. and is a regent of the University of Wisconsin System.

John A. Hatherly (45)	February 2002
Mr. Hatherly has been President and Managing Partner of Wynnchurch Capital, Ltd., a private equity company, since 1999. He served as the Head of Merchant Banking for GE Capital from 1987 to 1999. Mr. Hatherly also serves on the Board of Directors of Wormser Company, Connection Concepts, Inc., AxleTech International Holdings, Inc., Unigistix Inc., Peake Plastics, Android Industries, LLC and Children's Memorial Hospital Foundation. Mr. Hatherly was initially appointed to the Board in February 2002, pursuant to the terms of the Securities Purchase Agreement (the "Securities Purchase Agreement") described under Item 13. Certain Relationships and Related Transactions.
Frank Hayes (42)	February 2002
Mr. Hayes has been a Partner of Wynnchurch Capital, Ltd., a private equity company, since November 2001. He has over 15 years of private equity investing and corporate finance experience. Prior to joining Wynnchurch, Mr. Hayes was Managing Director of Catalyst Equity Partners, LLC, a private equity fund, from 2000 to 2001. Prior to joining Catalyst, he was a Managing Director for GKH Partners, L.P., a leveraged buyout fund, from 1991 to 1998. Mr. Hayes began his career at Price Waterhouse as a CPA. Mr. Hayes currently serves on the Board of Directors of Unigistix, Inc. and Android Industries, LLC. Mr. Hayes was initially appointed to the Board in February 2002 pursuant to the terms of the Securities Purchase Agreement.
Syd N. Heaton (64)	March 1998
Mr. Heaton was Chairman and Chief Executive Officer of Advantis, a networking technology company formed by IBM Corporation and Sears, Roebuck and Co., from 1992 through his retirement in 1997. Previously he held a variety of management positions with IBM.
Michael J. Hering (35)	June 2002
Mr. Hering has been Chief Financial Officer of Wynnchurch Capital, Ltd., a private equity company, since October 2000. Prior to joining Wynnchurch Capital, Ltd., Mr. Hering was Manager of Analysis with the Chicago Tribune Company from 1996 to 2000. Mr. Hering was assistant controller for LaSalle Partners Ltd. from 1994 to 1996 and an auditor with Coopers & Lybrand LLP from 1991 to 1994. Mr. Hering was initially nominated as a director in 2002 pursuant to the terms of the Securities Purchase Agreement.
Richard J. Renaud (57)	June 2002
Mr. Renaud has been Chairman of Wynnchurch Capital, Ltd., a private equity company, since 1999. From 1997 to 1999, Mr. Renaud was Chairman, President and CEO of Peelbrooke Capital Inc. He has been an active private equity investor and CEO of various companies since the early 1970's. Mr. Renaud was initially nominated for election to the Board in 2002 pursuant to the terms of the Securities Purchase Agreement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16 of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's officers (as defined under Section 16) and directors and persons who own greater than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Based solely on a review of the forms it received during and with respect to 2003 and on written representations from certain reporting persons that no such forms were required for them, the Company believes that, during and with respect to 2003, all Section 16 filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with by such persons.

AUDIT COMMITTEE FINANCIAL EXPERT

        The Company's Board of Directors has determined that Mr. Heaton meets the qualifications of an "audit committee financial expert" pursuant to SEC rules and that he qualifies as an "independent director" in accordance with the published listing requirements of NASDAQ and special standards established by the SEC for members of audit committees. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Heaton's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Heaton any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The following table sets forth information with respect to compensation for services rendered to the Company by the Company's chief executive officer as of December 31, 2003, another individual who served as chief executive officer of the Company during 2003, the two other executive officers of the Company as of December 31, 2003 who earned more than $100,000 (based on combined salary and bonus) for 2003, and two additional individuals who served as executive officers during 2003 but were no longer serving as such as of December 31, 2003 (together, the "Named Executive Officers"), for the years indicated.

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position					Securities Underlying Options(#)	All Other Compensation ($)(2)
	Year	Salary($)	Bonus($)(1)
Robert P. Stanojev(3) Chairman of the Board, President and Chief Executive Officer	2003	$178,333		—	50,000	—
George Watts(3) Former President and Chief Executive Officer	2003 2002	$257,337 131,154		— —	— 1,000,000	$298,381 207
Steven Purcell Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2003 2002 2001	$280,731 300,000 300,000	$	— 34,000 —	100,000 — —	$972 414 687
Victor J. Fricas(4) Former Executive Vice President and Chief Operations Officer	2003 2002 2001	$233,942 225,000 210,000	$	— 19,000 —	— 300,000 —	$189,287 414 674
Bill McLendon(5) Senior Vice President	2003 2002	$187,154 53,846		— —	— 150,000	$389 68
Sharon A. McKinney(6) Former Senior Vice President—Human Resources	2003 2002 2001	$118,592 180,000 180,000	$	— 19,000 —	— — 25,000	$237,000 414 1,535

(1)
The bonuses paid in 2002 to Mr. Purcell, Mr. Fricas and Ms. McKinney were related to the successful refinancing of the Company that was completed during 2002.

(2)
All other compensation amounts for 2003 represent the following: Mr. Purcell and Mr. McLendon—term life insurance premiums paid by the Company for coverage in excess of standard coverage provided to all employees ("Term Life Insurance Premiums"); Mr. Watts—Term Life Insurance Premiums, a relocation allowance of $50,000 and severance in the amount of $247,500 to be paid over a 12-month period beginning January 1, 2004; Mr. Fricas—Term Life Insurance Premiums and severance in the amount of $188,500 to be paid over a 30-month period beginning July 1, 2004; Ms. McKinney—severance in the amount of $237,000 to be paid over a 24-month period beginning September 1, 2003.

(3)
Mr. Stanojev replaced Mr. Watts as the Company's President and Chief Executive Officer on November 17, 2003. Prior to that date, Mr. Stanojev served as the non-executive Chairman of the Board of Directors of the Company.

(4)
Mr. Fricas resigned from the Company effective December 12, 2003.

(5)
Mr. McLendon was named Senior Vice President of the Company effective September 16, 2002.

(6)
Ms. McKinney resigned from the Company effective August 22, 2003.

(7)
On November 1, 2000, Mr. Purcell, Mr. Fricas and Ms. McKinney received restricted stock awards in exchange for the cancellation of stock options held by such Named Executive Officers at that time. These restricted stock awards were fully vested as of December 31, 2002. As of December 31, 2003, the number of shares, and the value (based upon the closing price of the Company's Common Stock on December 31, 2003), of the restricted stock held by the respective Named Executive Officers were as follows: Mr. Purcell (200,000 shares/ $80,000), Mr. Fricas (150,000/ $60,000) and Ms. McKinney (50,000/ $20,000).

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth information regarding stock options granted to the Named Executive Officers during 2003.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
Number of Securities Underlying Options Granted (#)(1)
% of Total Options Granted to Employees in Fiscal Year(2)
Name			Exercise or Base Price ($/SH)(3)	Expiration Date
					5%($)	10%($)
Robert P. Stanojev	50,000	6.8%	$0.35	2/14/2013	$11,006	$27,890
George Watts	—	—	—	—	—	—
Steven Purcell	100,000	13.7%	$0.35	2/14/2013	$22,011	$55,781
Victor J. Fricas	—	—	—	—	—	—
Bill McLendon	—	—	—	—	—	—
Sharon A. McKinney	—	—	—	—	—	—

(1)
The options granted to Mr. Stanojev and Mr. Purcell were not exercisable during the first six months from the date the options were originally granted. Thereafter, the options become exercisable at the rate of 2.38 percent of the total share subject to the option on and after the first day of each month.

(2)
Based on 731,500 total options granted to employees, including the Named Executive Officers, in 2003.

(3)
For all grants, the exercise price equaled or exceeded the fair market value of the Common Stock on the date of grant.

(4)
The potential realizable values are presented net of the option exercise prices but before any federal or state income taxes associated with exercises and were calculated based on the term of the option at its time of grant (ten years). They were calculated by assuming the stock price on the date of grant would appreciate at the indicated annual rates, which are prescribed by the SEC, compounded annually for the entire term of the option and that the option would be exercised and sold on the last day of its term for the appreciated stock price. Actual gains will be dependent on the future performance of the Company's Common Stock and the option holders' continued employment over the vesting periods. The potential realizable values do not reflect the Company's prediction of its stock price performance. The amounts reflected in the table may not be achieved.

FISCAL YEAR-END OPTION VALUES

        The following table sets forth information regarding stock options held by the Named Executive Officers as of December 31, 2003. None of the Named Executive Officers exercised any options during 2003.

	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert P. Stanojev	139,284	310,716	$1,631	$4,869
George Watts	250,000	—	—	—
Steven Purcell	11,900	88,100	595	4,405
Victor J. Fricas	75,000	—	—	—
Bill McLendon	28,560	121,440	571	2,429
Sharon A. McKinney	14,280	10,720	357	268

(1)
The value of the options is calculated by subtracting the exercise price per share from the closing price of the Company's Common Stock on the OTC Bulletin Board on December 31, 2003, which was $0.40.

EMPLOYMENT AGREEMENTS

        Mr. Stanojev was elected non-executive Chairman of the Board under a Director's Agreement dated August 5, 2002. Pursuant to the agreement, he was granted non-qualified stock options to purchase 400,000 shares of Common Stock, at an exercise price of $0.39 per share, vesting in three approximately equal annual installments on the first three anniversaries of the grant date, subject to accelerated vesting if he is removed from the position of Chairman of the Board "without cause" or upon a "change in control." As further incentive to Mr. Stanojev to become Chairman of the Board, the Wynnchurch Companies (as defined under "Item 13. Certain Relationships and Related Transactions") entered into a Subscription Agreement on August 5, 2002, pursuant to which he subscribed for and purchased for nominal consideration a stock purchase warrant from the Wynnchurch Companies to purchase up to 500,000 shares of common stock at an exercise price $0.73 per share. The warrant vests one-third per year over three years (assuming Mr. Stanojev is serving as Chairman of the Board at such time). Vesting of the warrant shall be accelerated under certain conditions. Effective November 17, 2003, Mr. Stanojev was elected by the Board of Director's as President and Chief Executive Officer, with annual compensation of $200,000. The Company and Mr. Stanojev also are parties to a severance arrangement under which he would be entitled to a severance payment equal to one year's annual compensation upon the occurrence of certain events, including a change in control of the Company.

        Mr. Watts was employed as President and Chief Executive Officer under an employment agreement dated July 1, 2002 for an initial term of one year, subject to automatic one-year extensions as of such date and as of each June 30, thereafter, subject, however, to termination at any time as provided in the agreement. Pursuant to the agreement, Mr. Watts was entitled to a base salary of $275,000 per year. The agreement also provided that Mr. Watts was eligible for an incentive compensation award for each calendar year for up to 100% of his annual base salary (pro-rated base salary in partial years of employment), based upon performance targets to be determined by the Board. Mr. Watts did not receive a bonus in 2003. Mr. Watts was replaced as President and Chief Executive Officer of the Company effective November 17, 2003. Pursuant to a separation agreement with Mr. Watts dated December 15, 2003, the Company is obligated to pay Mr. Watts an aggregate of

$247,500, the amount of his annual base salary, for a period of 12 months beginning January 1, 2004, in accordance with normal payroll practices.

        Mr. Purcell is employed as Senior Vice President and Chief Financial Officer under an employment agreement dated August 1, 1998, which extended initially through December 31, 2001, subject to automatic one-year extensions as of such date and as of each December 31, thereafter, unless 90 days' notice of intent not to extend is given by Mr. Purcell or the Company. Under the agreement, Mr. Purcell is entitled to a base salary of not less than $250,000 per year. The agreement also provides that Mr. Purcell is eligible for an incentive compensation award for each calendar year. Mr. Purcell did not receive a bonus in 2003. In addition, in the event the Company terminates Mr. Purcell without cause, Mr. Purcell will be entitled to an amount equal to two years' base salary plus a prorated portion of any applicable annual incentive award for the year in which the termination occurs.

        Mr. Fricas was employed as Executive Vice President and Chief Operating Officer under an employment agreement dated August 15, 2000, which extended initially through December 31, 2000, subject to automatic one year extensions as of such date and as of each December 31, thereafter, unless 90 days' notice of intent not to extend is given by Mr. Fricas or the Company. Under the agreement, Mr. Fricas was entitled to a minimum base salary of $175,000 per year. The agreement also provided that Mr. Fricas was eligible for an incentive compensation award for each calendar year. Mr. Fricas did not receive a bonus in 2003. Mr. Fricas resigned from the Company effective December 12, 2003. Pursuant to a separation agreement with Mr. Fricas, the Company is obligated to make severance payments to Mr. Fricas in an aggregate amount of $188,500. These payments are to be made to Mr. Fricas over 30 successive months beginning July 1, 2004, in accordance with normal payroll practices, subject to acceleration in the event of a change in control of the Company.

        Mr. McLendon is employed as Senior Vice President under an employment agreement dated September 16, 2002, which extended initially through August 31, 2004, subject to automatic one-year extensions as of such date and as of each August 31 thereafter, subject, however to termination at any time as provided in the agreement. Pursuant to the agreement, Mr. McLendon is entitled to a base salary of $200,000 per year. Mr. McLendon is also entitled to an incentive compensation award for each calendar year for up to 100% of his annual base salary (pro-rated base salary in partial years of employment), based upon performance targets to be determined by the Board. Mr. McLendon did not receive a bonus in 2003. In addition, in the event the Company terminates Mr. McLendon without cause or Mr. McLendon resigns with good reason, Mr. McLendon will be entitled to an amount equal to one year's base salary plus a prorated portion of any applicable annual incentive award for the year in which the termination occurs.

        Ms. McKinney was employed as the Senior Vice President, Human Resources under an employment agreement dated August 15, 2000, which extended initially through December 31, 2000, subject to automatic one-year extensions as of such date and as of each December 31, thereafter, unless 90 days' notice of intent not to extend is given by Ms. McKinney or the Company. Under the agreement, Ms. McKinney was entitled to a base salary of $180,000 per year. The agreement also provided that Ms. McKinney was eligible for an incentive compensation award for each calendar year. Ms. McKinney did not receive a bonus in 2003. Ms. McKinney resigned from the Company effective August 22, 2003. Pursuant to a separation agreement with Ms. McKinney, the Company is obligated to make severance payments to Ms. McKinney in an aggregate amount of $237,000. These payments are to be made to Ms. McKinney over 24 months beginning September 1, 2003, in accordance with normal payroll practices, subject to acceleration in the event of a change in control of the Company.

COMPENSATION OF DIRECTORS

        Directors who are not employees or officers of the Company receive $2,000 for each Board meeting attended and $1,000 for each committee meeting attended (if the committee meeting does not fall on the same date as the board meeting) and also receive a non-qualified stock option to purchase 5,000 shares of Common Stock under the Company's Incentive Stock Option Plan on the date of each annual meeting (and on the date of initial election to the Board if other than at an annual meeting). In addition, the Chairman of each of the subcommittees receives $2,500 for each committee meeting they chair. All directors are reimbursed for certain expenses in connection with attendance at Board and committee meetings.

        Prior to his election as President and Chief Executive Officer on November 17, 2003, Mr. Stanojev was paid $200,000 per year for his service as non-executive Chairman of the Board. See "Employment Agreements," above regarding additional financial arrangements with respect to Mr. Stanojev's service as Chairman of the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Set forth in the following table are the beneficial holdings (and the percentages of outstanding shares represented by such beneficial holdings) as of April 16, 2004, except as otherwise noted, of (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) known by the Company to own beneficially more than 5 percent of its outstanding Common Stock, (ii) each of the directors and nominees for directorships, (iii) each Named Executive Officer (as defined under Item 11. Executive Compensation above), and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to those shares, subject to community property laws where applicable. Under Rule 13d-3 of the Exchange Act, (i) persons who have the power to vote or dispose of Common Stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of that Common Stock and (ii) persons who have the right to acquire beneficial ownership of Common Stock of the Company within 60 days are deemed to be the beneficial owners of that Common Stock.

Name	Number of Shares Beneficially Owned	Percent of Class
Wynnchurch Capital Partners, L.P(1) 150 Field Drive, Suite 165 Lake Forest, Illinois 60045	17,666,667	50.79%
John Hatherly(2) 150 Field Drive, Suite 165 Lake Forest, Illinois 60045	17,666,667	50.79%
Richard Renaud(3) 150 Field Drive, Suite 165 Lake Forest, Illinois 60045	17,666,667	50.79%
Denny L. Robinson and Terry and Kathleen Olson, as a group(4) 53565 Hunters Crossing Shelby Township, MI 48315	2,042,500	11.93%
Larry Kane(5) 2654 Kingston Drive Northbrook, IL 60062	1,577,000	9.21%
Alfred Shapiro(6) 1530 Landaleier Road Elk Grove Village, IL 60007	1,090,900	6.37%
Robert P. Stanojev(8)	—	—
George Watts	146,424	*
Steven Purcell(8)	328,680	1.92%
Victor J. Fricas	150,000	*
Bill McLendon(8)	49,980	*
Sharon A. McKinney(8)	67,850	*
JoAnne Brandes(8)	48,000	*
Frank Hayes	—	—
Syd N. Heaton(7)(8)	127,455	*
Michael J. Hering	—	—
All directors and executive officers as a group (12 persons)(1)(9)	18,439,226	52.46%

*
Less than 1%.

(1)
Based upon a Schedule 13D/A filed with the Securities and Exchange Commission on November 21, 2003. According to that Schedule 13D/A, these shares include (i) 4,920,208 shares of Common Stock issuable upon exercise of a warrant issued to Wynnchurch Capital Partners, L.P. and 5,079,792 shares of Common Stock issuable upon exercise of a warrant issued to Wynnchurch Capital Partners Canada, L.P.; (ii) 3,280,139 shares of Common Stock issuable upon conversion of a note issued to Wynnchurch Capital Partners, L.P., and 3,386,528 shares of Common Stock issuable upon conversion of a note issued to Wynnchurch Capital Partners Canada, L.P.; and (iii) 492,021 shares of Common Stock issuable upon exercise of a contingent warrant issued to Wynnchurch Capital Partners, L.P. and 507,979 shares of Common Stock issuable upon exercise of a contingent warrant issued to Wynnchurch Capital Partners Canada, L.P. According to the Schedule 13D/A, power is exercised through Wynnchurch Management, Inc., the sole general partner of the sole general partner of Wynnchurch Capital Partners, L.P., and Wynnchurch GP Canada, Inc., the sole general partner of the sole general partner of Wynnchurch Capital Partners Canada, L.P.

(2)
Mr. Hatherly is the President, Treasurer and Director of Wynnchurch Management, Inc. and Wynnchurch GP Canada, Inc. and, as such, may be deemed to beneficially own the securities held by Wynnchurch Capital Partners, L.P. Mr. Hatherly has shared voting and dipositive power with Mr. Renaud over these shares. See footnote (1) above.

(3)
Mr. Renaud is the Chairman of the Board and director of each of Wynnchurch Management, Inc. and Wynnchurch GP Canada, Inc. and, as such, may be deemed to beneficially own the securities held by Wynnchurch Capital Partners, L.P. Mr. Renaud has shared voting and dipositive power with Mr. Hatherly over these shares. See footnote (1) above.

(4)
Based on a Schedule 13D/A filed with the Securities and Exchange Commission on May 30, 2002. According to that Schedule 13D/A, Mr. Robinson has sole voting and dispositive power over 1,700,000 shares held by him as Trustee of the Denny L. Robinson Revocable Living Trust, and Terry and Kathleen Olson have sole voting and dispositive power over 342,500 shares.

(5)
Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2004.

(6)
Based upon a Schedule 13D/A filed with the Securities and Exchange Commission on April 16, 2003. According to that Schedule 13D/A, Mr. Shapiro has sole voting and dispositive power with respect to 729,000 shares and shared voting and dispositive power with respect to 361,900 shares.

(7)
Includes 3,000 shares owned by Mr. Heaton's wife.

(8)
Includes 146,424 shares (Mr. Stanojev), 26,180 shares (Mr. Purcell), 49,980 (Mr. McLendon), 17,850 shares (Ms. McKinney), 48,000 shares (Ms. Brandes) and 30,000 shares (Mr. Heaton) that are subject to presently exercisable options or options exercisable within 60 days of April 16, 2004.

(9)
Includes an aggregate of 365,940 shares that are subject to presently exercisable options or options exercisable within 60 days of April 16, 2004.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Audit Fees—The aggregate fees billed during the years ended December 31, 2003 and 2002 by KPMG LLP, the Company's principal accountants, for professional fees rendered for the audit of the Company's annual financial statements for each of those years and the review of the Company's financial statements included in its Quarterly Reports on Form 10-Q during those years, as well as the audit of restated financial statements for the years ended December 31, 2002 and 2001, were $307,000 and $270,000, respectively.

        Audit Related Fees—The fees billed during the years ended December 31, 2003 and 2002 by KPMG LLP for services rendered for the audit of the Company's employee benefit plan were $22,000 and $21,000, respectively.

        Tax Fees—The fees billed during the years ended December 31, 2003 and 2002 by KPMG LLP for income tax return preparation and other tax compliance consultation were $138,000 and $152,000, respectively.

        Other Fees—KPMG LLP did not bill the Company for any services or products other than as reported above in this Item 14 during the fiscal years ended December 31, 2003 and 2002, respectively.

        Pre-Approval Policies and Procedures—The audit committee has adopted a policy that requires advance approval of all audit services and permitted non-audit services to be provided by the independent auditor as required by the Exchange Act. The audit committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(i)	FINANCIAL STATEMENTS
Independent Auditors' Report*
Consolidated Balance Sheets—as of December 31, 2003 and 2002*
Consolidated Statements of Operations—years ended December 31, 2003, 2002 and 2001*
Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2003, 2002 and 2001*
Consolidated Statements of Stockholders' Equity (Deficit)—years ended December 31, 2003, 2002 and 2001*
Consolidated Statements of Cash Flows—years ended December 31, 2003, 2002 and 2001*
Notes to Consolidated Financial Statements*
	(ii)	FINANCIAL STATEMENT SCHEDULES
Independent Auditors' Report*
Schedule II—Valuation and Qualifying Accounts*
	(iii)	EXHIBITS
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

*
Previously filed with this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2004.

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
10.18	Executive Employment Agreement between Alternative Resources Corporation and Tracy Linne dated June 25, 2003.*
10.19	Executive Separation Agreement between Alternative Resources Corporation and George W. Watts dated December 15, 2003.*
10.20	Executive Separation Agreement between Alternative Resources Corporation and Vic Fricas dated December 12, 2003.*
10.21	Description of Severance Arrangements between Alternative Resources Corporation and Robert Stanojev.
21	Subsidiaries of Alternative Resources Corporation*
23	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Previously filed with this Form 10-K.

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
AUDIT COMMITTEE FINANCIAL EXPERT
  ITEM 11. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
FISCAL YEAR-END OPTION VALUES
EMPLOYMENT AGREEMENTS
COMPENSATION OF DIRECTORS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
EQUITY COMPENSATION PLAN INFORMATION
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX