Form 10-Q
period 2004-03-31
ALTERNATIVE RESOURCES CORP
filed 2004-05-10
CIK 920521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

17,117,304 shares of the registrant’s common stock were outstanding as of May 5, 2004.

ALTERNATIVE RESOURCES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19	$63
Trade accounts receivable, net of allowance for doubtful accounts of $326 at December 31, 2003 and March 31, 2004	21,423	20,469
Prepaid expenses	1,217	1,088
Income taxes receivable	76	76
Other assets	442	452
Total current assets	23,177	22,148
Property and Equipment:
Office equipment	8,413	8,413
Furniture and fixtures	2,389	2,389
Software	19,786	19,835
Leasehold improvements	1,998	1,998
	32,586	32,635
Less accumulated depreciation and amortization	(25,053)	(25,914)
Net property and equipment	7,533	6,721
Other Assets:
Goodwill	2,723	2,723
Deposits	380	343
Total other assets	3,103	3,066
Total assets	$33,813	$31,935

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Cash overdraft	$2,213	$2,018
Short-term debt	11,789	12,393
Accounts payable	11,223	9,852
Payroll and related expenses	4,660	4,919
Accrued expenses	1,434	1,955
Accrued restructuring and other charges	3,019	2,559
Income taxes payable	697	697
Total current liabilities	35,035	34,393
Long-term debt	14,725	15,349
Other liabilities	438	448
Total liabilities	50,198	50,190
Stockholders’ Equity (Deficit):
Preferred stock ($.01 par value, 1,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.01 par value, 50,000,000 shares authorized; 17,703,104 shares issued and 17,117,304 outstanding at December 31, 2003 and March 31, 2004)	178	178
Additional paid-in capital	30,764	30,764
Accumulated other comprehensive loss	(56)	(79)
Accumulated deficit	(42,474)	(44,321)
	(11,588)	(13,458)
Less: Treasury stock, at cost (585,800 shares)	(4,797)	(4,797)
Total stockholders’ deficit	(16,385)	(18,255)
Total liabilities and stockholders’ deficit	$33,813	$31,935

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2004
	(Unaudited)

Revenue	$36,846	$29,130
Cost of services	27,668	22,453
Gross profit	9,178	6,677

Operating expenses:
Selling, general and administrative	8,921	6,662
Depreciation and amortization	929	861
Other charges	—	38
Total operating expenses	9,850	7,561
Loss from operations	(672)	(884)
Other expense, principally interest, net	(983)	(959)
Loss before income taxes	(1,655)	(1,843)
Income tax expense (benefit)	(1)	4

Net loss	$(1,654)	$(1,847)

Net loss per share:
Basic and diluted	$(0.10)	$(0.11)

Shares used to compute net loss per share:
Basic and diluted	17,117	17,117

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2003	2004
	(Unaudited)

Net loss	$(1,654)	$(1,847)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(35)	(23)
Other comprehensive loss	(35)	(23)

Comprehensive loss	$(1,689)	$(1,870)

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2004
	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,654)	$(1,847)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	929	861
Provision for (recoveries of) doubtful accounts	(39)	21
Non-cash interest expense from deferred financing costs	131	100
Non-cash interest expense from accretion of warrants	112	—
Non-cash interest expense from security purchase agreement	425	624
Change in assets and liabilities:
Trade accounts receivable	8,782	933
Prepaid expenses	155	129
Income taxes receivable	63	—
Other assets	64	(110)
Deposits	6	37
Accounts payable	(1,333)	(1,371)
Payroll and related expenses	(88)	259
Accrued expenses and other liabilities	(714)	71
Net cash provided by (used in) operating activities	6,839	(293)

Cash flows from investing activities:
Purchases of property and equipment	(120)	(49)
Net cash used in investing activities	(120)	(49)

Cash flows from financing activities:
Proceeds from short-term debt	55,166	45,723
Payments on short-term debt	(61,484)	(45,119)
Cash overdraft	(377)	(195)
Net cash provided by (used in) financing activities	(6,695)	409
Effect of exchange rate changes	(35)	(23)

Net increase (decrease) in cash and cash equivalents	(11)	44
Cash and cash equivalents at beginning of period	54	19
Cash and cash equivalents at end of period	$43	$63

Supplemental disclosures of cash flow information:
Cash paid for interest	$310	$238
Cash paid for income taxes	1	4
Cash refunds received for income taxes	65	—

See accompanying notes to consolidated financial statements.

ALTERNATIVE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                    Basis of Presentation

The interim consolidated financial statements presented are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements.  Such interim consolidated financial statements reflect all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2004.  The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2003, included in the 2003 Form 10-K of Alternative Resources Corporation (“ARC” or the “Company”).

Certain prior year balances have been reclassified in order to conform to the current year presentation.

2.                    Stock Options

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation cost has been recognized for the Company’s stock-based compensation plans. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123” (SFAS 148).

The following data reflect the pro forma effects of the stock-based compensation cost for the Company’s stock option transactions in accordance with SFAS No. 123 and SFAS No. 148:

	Three Months Ended March 31,
	2003	2004
	(in thousands, except per share data)

Net loss, as reported	$(1,654)	$(1,847)
Pro forma compensation expense	(74)	(45)

Pro forma net loss	$(1,728)	$(1,892)

Diluted loss per share:
As reported	$(0.10)	$(0.11)
Pro forma	(0.10)	(0.11)

During the first quarter of 2004, there were no options granted. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for options granted for the three months ended March 31, 2003: risk-free interest rates of 3.8%; expected lives of 7 years; expected volatility of 165%; and no dividends expected to be paid.

3.                    Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised stock options and warrants which are in-the-money using the treasury stock method.   Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At March 31, 2003 and 2004, potentially dilutive securities consisted of options to purchase 5 thousand and 354 thousand shares of common stock, respectively.  In addition, the Company issued 11.0 million warrants to purchase common stock in connection with its debt refinancing described in Note 4.  These warrants are also potentially dilutive securities as of March 31, 2003 and 2004.

4.                    Borrowings

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

In 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The Fifth Amendment addressed the fact that the Company had entered into litigation with a major customer, Bluecurrent.  This action eliminated that account from the Company’s borrowing base creating a borrowing overadvance.  The amendment allowed for an overadvance of $2.0 million through December 31, 2003.  In addition, the amendment waived the events of default relative to the fixed charge and tangible net worth covenants that occurred at December 31, 2002.  The tangible net worth covenant was reset at ($1.0) million and the fixed charge shortfall was set to $1.0 million through March 31, 2003 and $1.4 million up through June 30, 2003 and a ratio of 1:1, thereafter.  The Sixth Amendment eliminated the requirement that any amounts received as a result of the settlement with Bluecurrent reduce the Wynnchurch Capital Partners, L.P. guarantee as discussed below.  The Seventh Amendment waived the events of default as of June 30, 2003 relating to the tangible net worth and fixed charge covenants.   Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5.0) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003, and $1.0 million for the six months ended December 31, 2003. The fixed charge covenant will be 1:1, thereafter. In addition, the interest rate was changed effective August 1, 2003 from the bank’s base rate plus 1.00% to the base rate plus 2.00%. As of March 31, 2004, the applicable rate is 6.00%, which represents the bank’s base rate plus 2.00%.  The Seventh Amendment also reduced the maximum revolving credit commitment from $28.0 million to $23.0 million.  The Eighth Amendment waived the events of default as of September 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for future periods as follows: the tangible net worth covenant was reset to ($8.5) million for the quarter ending December 31, 2003 and each quarter thereafter.  The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ending December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ending June 30, 2004.  The fixed charge covenant will be 1:1, thereafter.  Capital expenditures will also be limited to $50,000 per quarter commencing with the quarter ended December 31, 2003.  The Company was in compliance with its covenants as of March 31, 2004.

Long-Term Borrowings:

On January 31, 2002, $10.0 million principal amount of Senior Subordinated Convertible Notes was sold to Wynnchurch Capital Partners, L.P., a private equity investor.

The Senior Subordinated Convertible Notes originally bore interest at 15% and are due January 31, 2009. These notes were initially convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company’s election, one-half of the interest could be deferred during the first four years, subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10.0 million warrants to purchase shares of the Company’s common stock at $0.55 per share. An additional 1.0 million warrants to purchase its common stock at $0.73 per share were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met.  As of December 31, 2002, the Company did not meet the specific performance measures related to the 1.0 million contingent warrants and these warrants did not expire.

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

In 2003, in connection with an amendment to the Company’s credit agreement with Fleet Capital Corporation, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2.0 million through December 31, 2003, reduced by any payments received from Bluecurrent.  In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock.  The exercise price of all outstanding warrants was reduced to $0.26 per share.  Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company’s draw and having terms equal to the outstanding 15% Senior Convertible Notes, and provided for a $0.3 million fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guarantee.  The $0.3 million fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes.  As of March 31, 2004, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent’s initial payment of $0.9 million did not reduce the $2.0 million guarantee. However, all subsequent payments from Bluecurrent will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $0.1 million payable as interest and added to the principal amount of the notes.  Under the Sixth Amendment to the securities purchase agreements, Wynnchurch Capital Partners, L.P. waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for the remainder of 2003 as follows;  the tangible net worth covenant was reset to ($5.2) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003 and $1.0 million for the six months ending December 31, 2003.  The fixed charge covenant will be 0.95:1 thereafter.  In addition, the interest rate of the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum.  In September 2003, Wynnchurch Capital Partners L.P. agreed to maintain its $2.0 million guarantee and not to reduce such guarantee by any payments received from Bluecurrent.  In consideration for maintaining the guarantee, the Company agreed to pay Wynnchurch Capital Partners, L.P. $0.3 million payable as additional interest and added to the principal amount of the notes.  The Company also executed a Seventh Amendment to the securities purchase agreement that waived the events of default that occurred as of September 30, 2003 and reset the financial covenants for future quarters.  The covenants were reset for future quarters as follows; the tangible net worth covenant was reset to ($8.9) million for the quarter ended December 31, 2003 and each quarter thereafter.  The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ended December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ended June 30, 2004.  The fixed charge covenant will be 0.95:1 thereafter.  Capital expenditures will also be limited to $52,500 per quarter commencing with the quarter ended December 31, 2003.  In consideration for this waiver and for continuing to maintain the $2.0 million guarantee, Wynnchurch Capital Partners, L.P. will receive a monthly fee of $30,000 for each month such guarantee is in effect.  This fee will be payable as additional interest and added to the principal amount of the notes. On March 29, 2004, a letter of agreement was executed to maintain the $2.0 million guarantee until June 30, 2004.  The Company was in compliance with its covenants as of March 31, 2004.  Wynnchurch Capital Partners, L.P. has waived compliance by the Company with respect to the financial covenants through January 1, 2005.  Additionally, Wynnchurch Capital Partners, L.P. has provided a commitment up to $5.0 million of additional financing, should the need arise, on such terms as the Company, its Board of Directors and Wynnchurch Capital Partners, L.P. may agree.

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

As of March 31, 2004, the Company has three irrevocable standby letters of credit for $1.8 million, which expire as follows:  $0.5 million on November 1, 2004, $0.5 million on November 15, 2004, and $0.8 million on December 31, 2004.

5.                    Restructuring and Other Charges

Restructuring and Other Charges – 2003

During the third quarter of 2003, the Company incurred a $0.5 million restructuring charge representing severance costs associated with the restructuring of the Company’s sales, delivery and corporate staff.  A total of 33 positions were eliminated, comprised of 11 in sales, 9 in delivery and 13 in corporate staff positions.  The Company recorded an additional restructuring charge of $0.4 million in the fourth quarter of 2003 related to the severance cost of two executive employees and $38.0 thousand in the first quarter of 2004 related to portions of severance recognized over the employee’s service period.

The primary components of the restructuring charge can be summarized as follows:

	Total Initial Reserve	2003 Cash Payments	Balance at December 31, 2003	2004 Additional Charges	2004 Cash Payments	Balance at March 31, 2004
	(in thousands)

Severance	$952	$(270)	$682	$38	$(169)	$551

The remaining severance balance at March 31,2004 represents the severance of three executive employees that will be paid out in accordance with their respective employment agreements through December 2007.

Restructuring and Other Charges – 2002

The Company recorded restructuring and other charges in the aggregate amount of $6.1 million during 2002. During the second quarter of 2002, the Company recorded a charge of $1.1 million, classified as other charges, representing the severance pay associated with the departure of the Company’s former Chief Executive Officer. During the third quarter of 2002, the Company recorded a $4.7 million restructuring charge due to excess office space and the restructuring of the service delivery function. An additional $0.3 million restructuring charge was recorded in the fourth quarter, which was also due to the restructuring of the service delivery function.

The primary activity in the restructuring reserve can be summarized as follows:

	Total Initial Reserve	2002 Cash Payments	Balance at December 31, 2002	2003 Cash Payments	Adjustment to reserve	Balance at December 31, 2003	2004 Cash Payments	Balance at March 31, 2004
	(in thousands)

Real estate costs	$4,328	$(569)	$3,759	$(1,659)	$(605)	$1,495	$(295)	$1,200

Severance	627	(362)	265	(200)	—	65	—	65

Other charges	1,100	(202)	898	(121)	—	777	(34)	743

Total restructuring reserve	$6,055	$(1,133)	$4,922	$(1,980)	$(605)	$2,337	$(329)	$2,008

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

The $0.6 million severance charge related to headcount reductions associated with centralizing the service delivery organization as part of a re-engineering exercise. A total of 60 positions were eliminated with the largest group being the client staffing managers. The remainder of positions eliminated was a mix of corporate staff and recruiting personnel. The remaining severance balance at March 31, 2004 relates to an employee with an employment agreement. It is anticipated that this amount will be paid out through July 2004.

The $1.1 million other charges related to the severance pay associated with the departure of the Company’s former Chief Executive Officer.  The remaining balance at March 31, 2004 is anticipated to be paid in full by July 2004.

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

First Quarter Fiscal 2004 Compared to First Quarter Fiscal 2003

The following table presents quarter-over-quarter changes in revenue and gross profit from 2003 to 2004.

(in thousands)	Revenues	Gross Profit

2003	$36,846	$9,178
Staffing	69	(359)
Solutions	(7,785)	(2,142)
2004	$29,130	$6,677

Revenue. Revenues consist of fees earned from Staffing Services and Solutions Services.  Revenue decreased $7.7 million or 20.9% from $36.8 million in the first quarter of 2003 to $29.1 million in the first quarter of 2004.  The Company’s Solutions revenue decreased by $7.8 million or 39.9% from $19.5 million in the first quarter of 2003 to $11.7 million in the first quarter of 2004.  The decline in Solutions revenue was driven by declines in the Technology Deployments and Field Service offerings.  The decline in Field Services was due to the Company’s largest customer of these services changing to a multi-vendor strategy.  The Company’s traditional Staffing Services revenue increased by $0.1 million or 0.4% from $17.3 million in the first quarter of 2003 to $17.4 million in the first quarter of 2004.

Gross profit. Gross profit decreased by $2.5 million or 27.3% from $9.2 million in the first quarter of 2003 to $6.7 million in the first quarter of 2004.  Margins decreased by $0.4 million in the Staffing Service offerings due to overall pricing pressures from customers.  Margins decreased by $2.1 million in the Solutions Service offerings due to decreased revenue as well as overall pricing pressures from customers.  As a percentage of revenue, gross profit decreased by 2.0% from 24.9% in the first quarter of 2003 to 22.9% in the first quarter of 2004.

Operating expenses.  Operating expenses consist of salaries and benefits, sales costs, recruiting, retention and training costs, management and administrative costs, and depreciation and amortization.  Operating expenses decreased by $2.3 million or 23.2% from $9.9 million in the first quarter of 2003 to $7.6 million in the first quarter of 2004.  The operating expense decrease was attributable to the restructuring actions the Company has taken in the past, which is reflected in reduced office space and lower headcount. As a percentage of revenue, operating expenses decreased by 0.7% from 26.7% in the first quarter of 2003 to 26.0% in the first quarter of 2004.

Other expense, net.  Other expense, net, consists primarily of interest expense on the Company’s outstanding debt. Other expense, net, was level during the first quarters of 2003 and 2004.

Liquidity and Capital Resources

Current liabilities exceed current assets by $12.2 million at March 31, 2004.  Included in current liabilities is $12.4 million of outstanding borrowings against the revolving credit agreement that has a maturity date of January 31, 2005.

Net cash used in operations was $0.3 million in the first three months of 2004.  Net cash used in operations is comprised of a net loss for the quarter of $0.3 million (net of adjustments for non-cash charges including depreciation and amortization of $0.9 million and non-cash interest expense totaling $0.7 million); offset by a decrease in accounts receivable of approximately $0.9 million; a decrease in accounts payable of $1.4 million and an increase in payroll and related expenses of $0.2 million.

Net cash used in investing activities was approximately $0.1 million in both of the quarters ended March 31, 2004 and 2003. Beginning with the quarter ended December 31, 2003, the Company has been restricted by its credit agreement to capital spending of $50,000 per quarter.

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

In 2003, the Company and Fleet Capital Corporation executed additional amendments to the revolving credit agreement. The Fifth Amendment addressed the fact that the Company had entered into litigation with a major customer, Bluecurrent.  This action eliminated that account from the Company’s borrowing base creating a borrowing overadvance.  The amendment allowed for an overadvance of $2.0 million through December 31, 2003.  In addition, the amendment waived the events of default relative to the fixed charge and tangible net worth covenants that occurred at December 31, 2002.  The tangible net worth covenant was reset at ($1.0) million and the fixed charge shortfall was set to $1.0 million through March 31, 2003 and $1.4 million up through June 30, 2003 and a ratio of 1:1, thereafter.  The Sixth Amendment eliminated the requirement that any amounts received as a result of the settlement with Bluecurrent reduce the Wynnchurch Capital Partners, L.P. guarantee as discussed below.  The Seventh Amendment waived the events of default as of June 30, 2003 relating to the tangible net worth and fixed charge covenants.   Additionally, the covenants were reset for the remainder of 2003 as follows; the tangible net worth covenant was reset to ($5.0) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003, and $1.0 million for the six months ended December 31, 2003. The fixed charge covenant will be 1:1, thereafter. In addition, the interest rate was changed effective August 1, 2003 from the bank’s base rate plus 1.00% to the base rate plus 2.00%. As of March 31, 2004, the applicable rate is 6.00%, which represents the bank’s base rate plus 2.00%.  The Seventh Amendment also reduced the maximum revolving credit commitment from $28.0 million to $23.0 million.  The Eighth Amendment waived the events of default as of September 30, 2003 relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for future periods as follows: the tangible net worth covenant was reset to ($8.5) million for the quarter ending December 31, 2003 and each quarter thereafter.  The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ending December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ending June 30, 2004.  The fixed charge covenant will be 1:1, thereafter.  Capital expenditures will also be limited to $50,000 per quarter commencing with the quarter ended December 31, 2003.  The Company was in compliance with its covenants as of March 31, 2004.

The Senior Subordinated Convertible Notes originally bore interest at 15% and are due January 31, 2009. These notes were initially convertible into common stock anytime after January 31, 2002 at a conversion price of $2.50 per share. At the Company’s election, one-half of the interest could be deferred during the first four years, subject to certain conditions. In conjunction with the sale of these notes, the Company issued 10.0 million warrants to purchase shares of the Company’s common stock at $0.55 per share. An additional 1.0 million warrants to purchase its common stock at $0.73 per share were not exercisable for one year contingent upon the Company meeting certain performance measures, however, the warrants would expire if such performance measures were met.  As of December 31, 2002, the Company did not meet the specific performance measures related to the 1.0 million contingent warrants and these warrants did not expire.

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

In 2003, in connection with an amendment to the Company’s credit agreement with Fleet Capital Corporation, Wynnchurch Capital Partners, L.P. executed a guarantee with Fleet Capital Corporation to allow overadvances of up to $2.0 million through December 31, 2003, reduced by any payments received from Bluecurrent.  In consideration, Wynnchurch Capital Partners, L.P. and the Company amended their agreements. The 15% Senior Subordinated Convertible Notes conversion price was reduced from $2.50 to $1.50 per share of common stock.  The exercise price of all outstanding warrants was reduced to $0.26 per share.  Additionally, a provision was made that any draw on the guarantee by the Company could be satisfied with a purchase by Wynnchurch Capital Partners, L.P. of additional 15% Senior Subordinated Convertible Notes having a principal amount equal to the Company’s draw and having terms equal to the outstanding 15% Senior Convertible Notes, and provided for a $0.3 million fee to Wynnchurch Capital Partners, L.P. in the event of a draw upon their guarantee.  The $0.3 million fee would be payable through the issuance of additional 15% Senior Subordinated Convertible Notes.  As of March 31, 2004, the Company has not been required to draw on the guarantee, and no additional Convertible Notes have been issued. In July 2003, Wynnchurch Capital Partners, L.P. agreed to waive the agreed requirement that their guarantee be reduced by any amounts received from Bluecurrent. Consequently, Bluecurrent’s initial payment of $0.9 million did not reduce the $2.0 million guarantee. However, all subsequent payments from Bluecurrent will continue to reduce the outstanding guarantee. In consideration for this waiver, Wynnchurch Capital Partners, L.P. received a fee of $0.1 million payable as interest and added to the principal amount of the notes.  Under the Sixth Amendment to the securities purchase agreements, Wynnchurch Capital Partners, L.P. waived the events of default as of June 30, 2003, relating to the tangible net worth and fixed charge covenants.  Additionally, the covenants were reset for the remainder of 2003 as follows;  the tangible net worth covenant was reset to ($5.2) million with the fixed charge covenant reset to an allowable shortfall of $0.7 million for the three months ended September 30, 2003 and $1.0 million for the six months ending December 31, 2003.  The fixed charge covenant will be 0.95:1 thereafter.  In addition, the interest rate of the Senior Subordinated Convertible Notes was changed effective July 1, 2003 from 15% to 16% per annum.  In September 2003, Wynnchurch Capital Partners L.P. agreed to maintain its $2.0 million guarantee and not to reduce such guarantee by any payments received from Bluecurrent.  In consideration for maintaining the guarantee, the Company agreed to pay Wynnchurch Capital Partners, L.P. $0.3 million payable as additional interest and added to the principal amount of the notes.  The Company also executed a Seventh Amendment to the securities purchase agreement that waived the events of default that occurred as of September 30, 2003 and reset the financial covenants for future quarters.  The covenants were reset for future quarters as follows; the tangible net worth covenant was reset to ($8.9) million for the quarter ended December 31, 2003 and each quarter thereafter.  The fixed charge covenant was reset to an allowable shortfall of $1.0 million for the three months ended December 31, 2003, $1.8 million for the six months ended March 31, 2004, and $1.9 million for the nine months ended June 30, 2004.  The fixed charge covenant will be 0.95:1 thereafter.  Capital expenditures will also be limited to $52,500 per quarter commencing with the quarter ended December 31, 2003.  In consideration for this waiver and for continuing to maintain the $2.0 million guarantee, Wynnchurch Capital Partners, L.P. will receive a monthly fee of $30,000 for each month such guarantee is in effect.  This fee will be payable as additional interest and added to the principal amount of the notes. On March 29, 2004, a letter of agreement was executed to maintain the $2.0 million guarantee until June 30, 2004.  The Company was in compliance with its covenants as of March 31, 2004.  Wynnchurch Capital Partners, L.P. has waived compliance by the Company with respect to the financial covenants through January 1, 2005.  Additionally, Wynnchurch Capital Partners, L.P. has provided a commitment up to $5.0 million of additional financing, should the need arise, on such terms as the Company, its Board of Directors and Wynnchurch Capital Partners, L.P. may agree.

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

As of March 31, 2004, the Company has three irrevocable standby letters of credit for $1.8 million, which expire as follows:  $0.5 million on November 1, 2004, $0.5 million on November 15, 2004, and $0.8 million on December 31, 2004.

The Company currently anticipates its cash balances and funds from operations, together with funds available under its credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months.  Additionally, Wynnchurch Capital Partners, L.P. has provided a commitment up to $5.0 million of additional financing, should the need arise, on such terms as the Company, its Board of Directors, and Wynnchurch Capital, L.P. may agree.  General economic and industry conditions could impact the Company’s ability to meet anticipated cash requirements.  Since the existing credit facility is secured by the assets of the Company, principally consisting of accounts receivable, these uncertainties may directly impact the availability of this credit facility.  Additionally, the Company’s ability to successfully meet debt covenants in future periods is a significant risk factor.

The following summarizes the Company’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash in the future periods.

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)

Contractual Obligations:
Senior Secured Revolving Credit	$12,393	$12,393	$—	$—	$—
Securities Purchase Agreement	14,375	—	—	14,375	—
Non-cancelable operating leases	8,494	2,676	2,769	2,425	624

Total contractual cash obligations	$35,262	$15,069	$2,769	$16,800	$624

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

Goodwill Impairment

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This Statement dictates that goodwill and intangible assets with indefinite useful lives should be tested for impairment at least annually, instead of being amortized on an ongoing basis.  The Company has terminated its policy of amortizing goodwill on a monthly basis and performs an annual analysis of goodwill impairment on December 31, or upon the occurrence of circumstances which could indicate impairment, using the discounted future cash flows methodology in determining fair value.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

 The market risk that the Company is exposed to primarily relates to changes in interest rates on its borrowings. At March 31, 2004, the Company had $12.4 million in floating-rate debt. An adverse change in interest rates during any period that the loan is outstanding would cause an increase in interest expense. A 100 basis point increase in the bank’s base rate would increase the annual amount of interest paid by $0.1 million.

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

Item 4. - Controls and Procedures

(a)                            Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i.) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii.) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                           Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a)                      The following documents are furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Executive Employment Agreement between Alternative Resources Corporation and Gibbs Vandercook dated February 1, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                     No reports on Form 8-K were required to be filed during the quarterly period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE RESOURCES CORPORATION

Date: May 10, 2004	/s/ Steven Purcell
Steven Purcell
Senior Vice President, Chief Financial Officer, Treasurer and Secretary